Form 10-Q
period 2025-06-30
ProCap Acquisition Corp
filed 2025-08-11
CIK 2056634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 8, 2025, there were 25,430,000 Class A Ordinary Shares, $0.0001 par value, and 6,250,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding, including 25,000,000 Class A Ordinary Shares subject to possible redemption.

PROCAP ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheet as of June 30, 2025 (Unaudited)	1
Statements of Operations for the three months ended June 30, 2025 and for the period from January 2, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Statement of Changes in Shareholders’ Deficit for the three months ended June 30, 2025 and for the period from January 2, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Statement of Cash Flows for the period from January 2, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROCAP ACQUISITION CORP

BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

Assets:
Current assets
Cash	$1,367,369
Prepaid expenses	124,995
Total current assets	1,492,364
Cash held in Trust Account	251,114,608
Total Assets	$252,606,972

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000
Accrued expenses	49,178
Over-allotment option liability	7,023
Promissory note – related party	23,345
Total current liabilities	154,546
Deferred underwriting fee	11,250,000
Total Liabilities	11,404,546

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value of $10.04 per share	251,114,608

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	43
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,325,000 shares issued and outstanding (1)	633
Additional paid-in capital	—
Accumulated deficit	(9,912,858)
Total Shareholders’ Deficit	(9,912,182)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$252,606,972

(1)	Includes up to 75,000 Class B ordinary shares subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 9).

The accompanying notes are an integral part of the unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the period from January 2, 2025 (Inception) Through June 30, 2025
General and administrative costs	$133,531	$203,550
Loss from Operations	(133,531)	(203,550)

Other income:
Change in fair value of over-allotment option liability	14,188	14,188
Interest earned on cash held in Trust Account	1,114,608	1,114,608
Total other income	1,128,796	1,128,796

Net income	$995,265	$925,246

Basic weighted average shares outstanding of Class A ordinary shares subject to possible redemption	10,833,333	5,446,927
Basic net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.06	$0.08
Diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	10,833,333	5,446,927
Diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.06	$0.08
Basic weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption(1)	6,011,333	5,542,011
Basic net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.06	$0.08
Diluted weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption	6,436,333	6,099,274
Diluted net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.06	$0.08

(1)	Excludes up to 75,000 Class B ordinary shares that were subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 9).

The accompanying notes are an integral part of the unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 2, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(70,019)	(70,019)

Balance – March 31, 2025	—	$—	6,325,000	$633	$24,367	$(70,019)	$(45,019)

Accretion for Class A ordinary shares to redemption value	—	—	—	—	(6,028,196)	10,838,104	16,866,300

Sale of Private Placement Units	430,000	43	—	—	4,299,957	—	4,300,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,816,667	—	1,816,667

Allocated value of transaction costs to Private Placement Units, Public Warrants and Over-allotment option	—	—	—	—	(112,795)	—	(112,795)

Net income	—	—	—	—	—	995,265	995,265

Balance – June 30, 2025	430,000	$43	6,325,000	$633	$—	$(9,912,858)	$(9,912,182)

(1)	Includes up to 75,000 Class B ordinary shares that were subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 9).

The accompanying notes are an integral part of the unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$925,246
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	80,895
Interest earned on cash held in Trust Account	(1,114,608)
Change in fair value of over-allotment option liability	(14,188)
Adjustment to accrued offering costs	(35,000)
Changes in operating assets and liabilities:
Prepaid expenses	(79,995)
Accrued expenses	49,178
Net cash used in operating activities	(188,472)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	247,800,000
Proceeds from sale of Private Placement Units	4,300,000
Proceeds from promissory note	(200,659)
Payment of offering costs	(343,500)
Net cash provided by financing activities	251,555,841

Net Change in Cash	1,367,369
Cash – Beginning of period	—
Cash – End of period	$1,367,369

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$110,000
Deferred offering costs paid through promissory note - related party	$123,109
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Prepaid services paid by Sponsor through the promissory note – related party	$20,000
Accretion of Class A ordinary shares to redemption value	$16,866,300
Deferred underwriting fee payable	$11,250,000

The accompanying notes are an integral part of the unaudited financial statements.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 2, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 have been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2025, the Company had cash of $1,367,369 and working capital surplus of $1,337,818.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” while there was substantial doubt previously, due to the cash on hand and working capital described above, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has 24 months to complete the initial Business Combination. Management has determined that upon the receipt of the proceeds from the Initial Public Offering (see Note 3), the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited financial statements.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 22, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2025. The interim results for the three months ended June 30, 2025 and for the period from January 2, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Use of Estimates

The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses and other income during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,367,369 in cash and no cash equivalents as of June 30, 2025.

Cash Held in Trust Account

As of June 30, 2025, the assets held in the Trust Account, amounting to $251,114,608, were held in interest bearing demand deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 75,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company for the periods presented.

	For the Three Months Ended June 30, 2025		For the period from January 2, 2025 (Inception) through June 30, 2025
	Class A – redeemable	Class A and Class B non-redeemable	Class A – redeemable	Class A and Class B non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$640,086	$355,179	$458,620	$466,626
Denominator:
Basic weighted average ordinary shares outstanding	10,833,333	6,011,033	5,446,927	5,542,011
Basic net income per ordinary share	$0.06	$0.06	$0.08	$0.08

	For the Three Months Ended June 30, 2025		For the period from January 2, 2025 (Inception) through June 30, 2025
	Class A – redeemable	Class A and Class B non-redeemable	Class A – redeemable	Class A and Class B non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$624,334	$370,931	$436,485	$488,761
Denominator:
Diluted weighted average ordinary shares outstanding	10,833,333	6,436,333	5,446,927	6,099,274
Diluted net income per ordinary share	$0.06	$0.06	$0.08	$0.08

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(1,816,667)
Proceeds allocated to over-allotment option	(21,211)
Class A ordinary shares issuance costs	(13,913,814)
Plus:
Initial measurement of carrying value to redemption value	15,751,692
Remeasurement of carrying value to redemption value	1,114,608
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$251,114,608

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 9, 2025, the Sponsor purchased, and the Company issued to the Sponsor, 5,750,000 Class B ordinary shares (“founder shares”) for $25,000, or approximately $0.004 per share. On May 20, 2025, the Company effected a share recapitalization pursuant to which the Company issued an additional 575,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 6,325,000 founder shares issued and outstanding. All share and per share data has been retroactively presented. Up to 825,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On May 22, 2025, the underwriters partially exercised their over-allotment option, and as a result, 750,000 founder shares are no longer subject to forfeiture and up to 75,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the remainder of the underwriters’ over-allotment option is not exercised. The remaining 75,000 founder shares were forfeited as of July 6, 2025, the expiration date of the over-allotment option as it remained unexercised (see Note 9).

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of June 30, 2025, the Company had an outstanding borrowing of $23,345 under the promissory note, which is now due on demand. Borrowings under the note are no longer available.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on May 20, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, management, operations, and secretarial and administrative support services. For the three months ended June 30, 2025 and for the period from January 2, 2025 (inception) through June 30, 2025, the Company incurred $10,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2025, no such Working Capital Loans were outstanding.

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

JUNE 30, 2025

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

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 units to cover over-allotments, if any. On May 22, 2025, the underwriters partially exercised the over-allotment option to purchase an additional 3,000,000 Units. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 300,000 Units. The remaining over-allotment option expired on July 6, 2025, as it remained unexercised (see Note 9).

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025, there were 430,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2025, there were 6,325,000 Class B ordinary shares issued and outstanding. The founder shares include an aggregate of up to 75,000 shares subject to forfeiture if the remainder of the over-allotment option is not exercised by the underwriters in full. The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 9).

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

JUNE 30, 2025

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

Warrants — As of June 30, 2025, there were 8,476,666 Warrants outstanding, including 8,333,333 Public Warrants and 143,333 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Assets:
Cash held in Trust Account	1	$251,114,608
Liabilities:
Over-allotment option liability	3	$7,023
Equity:
Fair value of Public Warrants for ordinary shares subject to possible redemption allocation	3	$1,816,667

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

PROCAP ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows for the over-allotment option:

Inputs	May 22, 2025 (initial measurement)	June 30, 2025
Risk-free interest rate	4.37%	4.28%
Expected term (years)	0.12	0.02
Expected volatility	2.75%	3.86%
Exercise price	$10.00	$10.00
Fair value of over-allotment unit	$0.071	$0.023

The fair value of the initial over-allotment option liability was $21,211. During the three months ended June 30, 2025 and the period from January 2, 2025 (inception) through June 30, 2025, the company recognized other income of $14,188 attributable to the change in the fair value of the over-allotment option liability. The fair value of the over-allotment option liability included in the Company’s balance sheet as of June 30, 2025 was $7,023.

The fair value of the Public Warrants is $1,816,667, or $0.218 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Warrants was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to volatility, remaining term in years, risk free rate, pre-adjusted value per share and implied market adjustment. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

May 22, 2025
Underlying stock price	$10.72
Exercise price	$11.50
Volatility	5.3%
Remaining term (years)	7.01
Risk-free rate	4.23%
Pre-adjusted value per share	$2.18
Implied market adjustment	10.0%

PROCAP ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The key measures of segment profit or loss reviewed by the CODM are interest on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The segment measures of profitability are shown in the statements of operations. The measure of segment assets is reported on the balance sheet as total assets.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, other than as described below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

As of June 30, 2025, the founder shares included an aggregate of up to 75,000 shares subject to forfeiture if the remainder of the over-allotment option is not exercised by the underwriters in full. The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 2, 2025 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $995,265, which consisted of interest earned on cash held in Trust Account of $1,114,608 and a change in the fair value of the over-allotment option liability of $14,188, offset by general and administrative costs of $133,531.

For the period from January 2, 2025 (inception) through June 30, 2025, we had net income of $925,246, which consisted of interest earned on cash held in Trust Account of $1,114,608 and a change in the fair value of the over-allotment option liability of $14,188, offset by general and administrative costs of $203,550.

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

Following the closing of the Initial Public Offering and the private placement, a total of $250,000,000 was placed in the Trust Account. We incurred $14,026,609 in fees, consisting of $2,200,000 of cash underwriting fee, $11,250,000 of deferred underwriting fee, and $576,609 of other offering costs.

For the period from January 2, 2025 (inception) through June 30, 2025, cash used in operating activities was $188,472. The net income of $925,246 was affected by the following non-cash and working capital items: interest income of $1,114,608, on cash held in the Trust Account, a $35,000 adjustment to accrued offering costs, and a $14,188 change in the fair value of the over-allotment option liability. These were partially offset by $80,895 in general and administrative expenses paid through the promissory note – related party. Additionally, changes in operating assets and liabilities used $30,817 in cash for operating activities.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.2	Specimen Ordinary Share Certificate, incorporated by reference to Exhibit 4.2 the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, dated May 20, 2025, between Odyssey Transfer and Trust Company and the Registrant, incorporated by reference to Exhibit 4.4 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
10.1	Letter Agreement, dated May 20, 2025, between the Registrant, ProCap Acquisition Sponsor, LLC and each of the officer and directors of the Registrant, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.2	Investment Management Trust Agreement, dated May 20, 2025, between Odyssey Transfer and Trust Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.3	Form of Registration Rights Agreement, dated May 20, 2025, among the Registrant and ProCap Acquisition Sponsor, LLC, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.4	Private Placement Unit Purchase Agreement, dated May 20, 2025, between the Registrant and ProCap Acquisition Sponsor, LLC, incorporated by reference to the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.5	Form of Indemnity Agreement, as incorporated by reference to the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.6	Promissory Note dated January 9, 2025, issued to ProCap Acquisition Sponsor, LLC and the Registrant, incorporated by reference to Exhibit 10.6 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
10.7	Securities Subscription Agreement dated January 9, 2025, between ProCap Acquisition Sponsor, LLC and the Registrant, incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
10.8	Administrative Services Agreement, dated May 20,2025, between the Registrant and an affiliate of the Registrant, incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated July 9, 2025, incorporated by reference to the Company’s Form 8-K, as filed with the SEC on July 10, 2025..
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

PROCAP ACQUISITION CORP

Date: August 11, 2025	By:	/s/ Anthony J. Pompliano III
	Name:	Anthony J. Pompliano III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Catalina Abbey
	Name:	Catalina Abbey
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)