Form 10-Q
period 2025-09-30
ProCap Acquisition Corp
filed 2025-11-10
CIK 2056634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 7, 2025, there were 25,430,000 Class A Ordinary Shares, $0.0001 par value, and 6,250,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding, including 25,000,000 Class A Ordinary Shares subject to possible redemption.

PROCAP ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheet as of September 30, 2025 (Unaudited)	1
Statements of Operations for the three months ended September 30, 2025 and for the period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2025 and for the period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Statement of Cash Flows for the period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROCAP ACQUISITION CORP

BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets:
Current assets
Cash	$1,208,574
Prepaid expenses	122,991
Total current assets	1,331,565
Cash held in Trust Account	253,707,094
Total Assets	$255,038,659

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000
Accrued expenses	22,779
Promissory note – related party	23,345
Total current liabilities	121,124
Deferred underwriting fee	11,250,000
Total Liabilities	11,371,124

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value of $10.15 per share	253,707,094

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	43
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding (1)	625
Additional paid-in capital	—
Accumulated deficit	(10,040,227)
Total Shareholders’ Deficit	(10,039,559)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$255,038,659

The accompanying notes are an integral part of the unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the period from January 2, 2025 (Inception) Through September 30, 2025
General and administrative costs	$134,400	$337,950
Loss from Operations	(134,400)	(337,950)

Other income:
Change in fair value of over-allotment option liability	7,023	21,211
Interest earned on cash held in Trust Account	2,592,486	3,707,094
Total other income	2,599,509	3,728,305

Net income	$2,465,109	$3,390,355

Basic weighted average shares outstanding of Class A ordinary shares subject to possible redemption	25,000,000	12,084,871
Basic net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.08	$0.19
Diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	25,000,000	12,084,871
Diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.08	$0.18
Basic weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption	6,680,000	5,928,339
Basic net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.08	$0.19
Diluted weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption	6,680,000	6,296,421
Diluted net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.08	$0.18

The accompanying notes are an integral part of the unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 2, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(70,019)	(70,019)

Balance – March 31, 2025	—	$—	6,325,000	$633	$24,367	$(70,019)	$(45,019)

Accretion for Class A ordinary shares to redemption value	—	—	—	—	(6,028,196)	(10,838,104)	(16,866,300)

Sale of Private Placement Units	430,000	43	—	—	4,299,957	—	4,300,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,816,667	—	1,816,667

Allocated value of transaction costs to Private Placement Units, Public Warrants and Over-allotment option	—	—	—	—	(112,795)	—	(112,795)

Net income	—	—	—	—	—	995,265	995,265

Balance – June 30, 2025	430,000	$43	6,325,000	$633	$—	$(9,912,858)	$(9,912,182)

Forfeiture of Founder Shares	—	—	(75,000)	(8)	8	—	―

Accretion for Class A ordinary shares to redemption value	—	—	—	—	(8)	(2,592,478)	(2,592,486)

Net income	—	—	—	—	—	2,465,109	2,465,109

Balance – September 30, 2025	430,000	$43	6,250,000	$625	$—	$(10,040,227)	$(10,039,559)

(1)	Included up to 75,000 Class B ordinary shares that were subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 9).

The accompanying notes are an integral part of the unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,390,355
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	80,895
Interest earned on cash held in Trust Account	(3,707,094)
Change in fair value of over-allotment option liability	(21,211)
Adjustment to accrued offering costs	(35,000)
Changes in operating assets and liabilities:
Prepaid expenses	(77,991)
Accrued expenses	22,779
Net cash used in operating activities	(347,267)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	247,800,000
Proceeds from sale of Private Placement Units	4,300,000
Proceeds from promissory note – related party	(200,659)
Payment of offering costs	(343,500)
Net cash provided by financing activities	251,555,841

Net Change in Cash	1,208,574
Cash – Beginning of period	—
Cash – End of period	$1,208,574

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$110,000
Deferred offering costs paid through promissory note - related party	$123,109
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Prepaid services paid by Sponsor through the promissory note – related party	$20,000
Accretion of Class A ordinary shares to redemption value	$19,458,786
Deferred underwriting fee payable	$11,250,000
Forfeiture of Founder Shares	$8

The accompanying notes are an integral part of the unaudited financial statements.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 2, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 have been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of September 30, 2025, the Company had cash of $1,208,574 and working capital surplus of $1,210,441.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 22, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2025. The interim results for the three months ended September 30, 2025 and for the period from January 2, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,208,574 in cash and no cash equivalents as of September 30, 2025.

Cash Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $253,707,094, were held in interest bearing demand deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 75,000 ordinary shares that were forfeited on July 6, 2025 as the over-allotment option was not exercised by the underwriters (see Note 5). As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company for the periods presented.

	For the Three Months Ended September 30, 2025		For the period from January 2, 2025 (Inception) through September 30, 2025
	Class A – redeemable	Class A and Class B non-redeemable	Class A – redeemable	Class A and Class B non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,945,320	$519,789	$2,274,553	$1,115,802
Denominator:
Basic weighted average ordinary shares outstanding	25,000,000	6,680,000	12,084,871	5,928,339
Basic net income per ordinary share	$0.08	$0.08	$0.19	$0.19

	For the Three Months Ended September 30, 2025		For the period from January 2, 2025 (Inception) through September 30, 2025
	Class A – redeemable	Class A and Class B non-redeemable	Class A – redeemable	Class A and Class B non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,945,320	$519,789	$2,229,006	$1,161,349
Denominator:
Diluted weighted average ordinary shares outstanding	25,000,000	6,680,000	12,084,871	6,296,421
Diluted net income per ordinary share	$0.08	$0.08	$0.18	$0.18

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On May 22, 2025, at the closing of the Company’s Initial Public Offering, the underwriters partially exercised their over-allotment option. There was no remaining over-allotment liability as of September 30, 2025 as the remaining portion of the over-allotment option expired unexercised on July 7, 2025 (see Note 5).

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

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(1,816,667)
Proceeds allocated to over-allotment option	(21,211)
Class A ordinary shares issuance costs	(13,913,814)
Plus:
Initial measurement of carrying value to redemption value	15,751,692
Remeasurement of carrying value to redemption value	3,707,094
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$253,707,094

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

SEPTEMBER 30, 2025

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 9, 2025, the Sponsor purchased, and the Company issued to the Sponsor, 5,750,000 Class B ordinary shares (“founder shares”) for $25,000, or approximately $0.004 per share. On May 20, 2025, the Company effected a share recapitalization pursuant to which the Company issued an additional 575,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 6,325,000 founder shares issued and outstanding. All share and per share data has been retroactively presented. Up to 825,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On May 22, 2025, the underwriters partially exercised their over-allotment option, and as a result, 750,000 founder shares are no longer subject to forfeiture and up to 75,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the remainder of the underwriters’ over-allotment option is not exercised. The remaining 75,000 founder shares were forfeited as of July 6, 2025, the expiration date of the over-allotment option, as it remained unexercised.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of September 30, 2025, the Company had an outstanding borrowing of $23,345 under the promissory note, which is now due on demand. Borrowings under the note are no longer available.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on May 20, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, management, operations, and secretarial and administrative support services. For the three months ended September 30, 2025 the Company incurred and paid $30,000 in fees for these services. For the period from January 2, 2025 (inception) through September 30, 2025, the Company incurred and paid $40,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2025, no such Working Capital Loans were outstanding.

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

SEPTEMBER 30, 2025

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 units to cover over-allotments, if any. On May 22, 2025, the underwriters partially exercised the over-allotment option to purchase an additional 3,000,000 Units. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 300,000 Units. The remaining over-allotment option expired on July 6, 2025, as it remained unexercised (see Note 5).

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025, there were 430,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025, there were 6,250,000 Class B ordinary shares issued and outstanding. The founder shares include an aggregate of up to 75,000 shares subject to forfeiture if the remainder of the over-allotment option is not exercised by the underwriters in full. The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 5).

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

SEPTEMBER 30, 2025

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

Warrants — As of September 30, 2025, there were 8,476,666 Warrants outstanding, including 8,333,333 Public Warrants and 143,333 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Cash held in Trust Account	1	$253,707,094
Equity:
Fair value of Public Warrants for ordinary shares subject to possible redemption allocation	3	$1,816,667

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

SEPTEMBER 30, 2025

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

The key inputs into the Black-Scholes model were as follows for the over-allotment option:

Inputs	May 22, 2025 (initial measurement)
Risk-free interest rate	4.37%
Expected term (years)	0.12
Expected volatility	2.75%
Exercise price	$10.00
Fair value of over-allotment unit	$0.071

The fair value of the initial over-allotment option liability was $21,211. During the three months ended September 30, 2025 and the period from January 2, 2025 (inception) through September 30, 2025, the company recognized other income of 7,023 and $21,211, respectively, attributable to the change in the fair value of the over-allotment option liability. As of September 30, 2025 there was no longer an over-allotment liability included in the Company’s balance sheet as the over-allotment option liability expired unexercised on July 6, 2025, the expiration date.

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

SEPTEMBER 30, 2025

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 2, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $2,465,109, which consisted of interest earned on cash held in Trust Account of $2,592,486 and a change in the fair value of the over-allotment option liability of $7,023, offset by general and administrative costs of $ $134,400.

For the period from January 2, 2025 (inception) through September 30, 2025, we had net income of $3,390,355, which consisted of interest earned on cash held in Trust Account of $3,707,094 and a change in the fair value of the over-allotment option liability of $21,211, offset by general and administrative costs of $337,950.

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

For the period from January 2, 2025 (inception) through September 30, 2025, cash used in operating activities was $347,267. The net income of $3,390,355 was affected by the following non-cash and working capital items: interest income of $3,707,094 on cash held in the Trust Account, a $35,000 adjustment to accrued offering costs, and a $21,211 change in the fair value of the over-allotment option liability. These were partially offset by $80,895 in general and administrative expenses paid through the promissory note – related party. Additionally, changes in operating assets and liabilities used $55,212 in cash for operating activities.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Delays in the government budget process or a government shutdown may materially adversely affect our ability to complete an initial business combination, or the operations of the combined company following our initial business combination.

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential. If a government shutdown were to occur, and the SEC were to remain closed for a prolonged period of time, we may not be able to complete our initial business combination within the time period as required by our amended and restated memorandum and articles of association (or such later date as may be approved by our shareholders), particularly if the SEC is unable to timely review our filings, or those of a target business or other entity that relate to our initial business combination, or to declare such filings effective as may be applicable. Additionally, following consummation of our initial business combination, the combined company’s operations or its ability to raise additional capital to support its operations could be materially adversely affected by any prolonged government shutdown.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.2	Specimen Ordinary Share Certificate, incorporated by reference to Exhibit 4.2 the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, dated May 20, 2025, between Odyssey Transfer and Trust Company and the Registrant, incorporated by reference to Exhibit 4.4 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
10.1	Letter Agreement, dated May 20, 2025, between the Registrant, ProCap Acquisition Sponsor, LLC and each of the officer and directors of the Registrant, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.2	Investment Management Trust Agreement, dated May 20, 2025, between Odyssey Transfer and Trust Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.3	Form of Registration Rights Agreement, dated May 20, 2025, among the Registrant and ProCap Acquisition Sponsor, LLC, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.4	Private Placement Unit Purchase Agreement, dated May 20, 2025, between the Registrant and ProCap Acquisition Sponsor, LLC, incorporated by reference to the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.5	Form of Indemnity Agreement, as incorporated by reference to the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.6	Promissory Note dated January 9, 2025, issued to ProCap Acquisition Sponsor, LLC and the Registrant, incorporated by reference to Exhibit 10.6 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
10.7	Securities Subscription Agreement dated January 9, 2025, between ProCap Acquisition Sponsor, LLC and the Registrant, incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
10.8	Administrative Services Agreement, dated May 20,2025, between the Registrant and an affiliate of the Registrant, incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated July 9, 2025, incorporated by reference to the Company’s Form 8-K, as filed with the SEC on July 10, 2025.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCAP ACQUISITION CORP

Date: November 10, 2025	By:	/s/ Anthony J. Pompliano III
	Name:	Anthony J. Pompliano III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Catalina Abbey
	Name:	Catalina Abbey
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)