Form 10-K
period 2025-12-31
ProCap Acquisition Corp
filed 2026-03-17
CIK 2056634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42659

ProCap Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Lexington Ave, Floor 2 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 938-0912

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	PCAPU	The Nasdaq Stock Market LLC

Class A ordinary shares, par value $0.0001 per share	PCAP	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PCAPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was approximately $268,000,000, based on the closing price of the registrant’s Class A ordinary shares on the Nasdaq Stock Market LLC on June 30, 2025 of $10.72 per share.

As of March 12, 2026 there were 25,430,000 Class A ordinary shares, par value $0.0001 per share, and 6,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding, including 25,000,000 Class A ordinary shares subject to possible redemption.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our Management Team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founders Shares (as defined below) paid by our Sponsor (as defined below);

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial Business Combination;

●	our public securities’ potential liquidity and trading;

●	the value of the founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its Management Team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 20, 2025, which we entered into with an affiliate of our Sponsor, for office space, utilities and secretarial and administrative support;

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the sole book-running manager for and representative of the several Underwriters of the Initial Public Offering;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses;

●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share in the share capital of the Company;

●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share in the share capital of the Company;

●	“Combination Period” are to (i) the period ending on the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation date as our Board of Directors may approve, in which we must complete an initial Business Combination or (ii) such other time period in which we must complete an initial Business Combination pursuant to an amendment to our Amended and Restated Charter. Our shareholders can also vote at any time to amend our Amended and Restated Charter to modify the amount of time we will have to complete an initial Business Combination, in which case our Public Shareholders will be offered an opportunity to redeem their Public Shares;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“Founder Shares” are to Class B ordinary shares initially purchased by our Sponsor in a private placement prior to the Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holders thereof as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “Public Shares”);

●	“Initial Public Offering” or “IPO” are to the Initial Public Offering that we consummated on May 22, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 30, 2025, as amended, and declared effective on May 20, 2025 (File No. 333-286876);

●	“Initial Shareholders” are to our Sponsor and any other holders of our Founder Shares immediately prior to the Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“Letter Agreement” are to the Letter Agreement, dated May 20, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our officers and directors;

●	“Ordinary Resolution” are to a resolution of the company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Private Placement Units” are to the Private Placement Units issued to our Sponsor in a private placement simultaneously with the closing of the Initial Public Offering;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units purchase agreement, dated May 20, 2025, which we entered into with our Sponsor;

●	“Public Shares” are to Class A ordinary shares sold as part of the Units sold in our Initial Public Offering, , and does not include any Founder Shares;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and our Management Team to the extent our Initial Shareholders or members of our Management Team purchase Public Shares, provided that each initial shareholder’s or member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Registrar of Companies” are to the Registrar of Companies of the Cayman Islands;

●	“Report” is to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” is to the Securities Act of 1933, as amended;

●	“Special Resolution” are to a resolution of the Company passed by a majority of at least two-thirds (2/3) (or such higher approval threshold as specified in the Company’s Amended and Restated Charter) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a Special Resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to ProCap Acquisition Sponsor, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $250,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriter” or “Underwriters” refers to BTIG, the underwriter of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 20, 2025, by and between the Company and BTIG, LLC, as representative of the several underwriters of the Initial Public Offering;

●	“Unit” are to the units sold in our Initial Public Offering, which consist of one Class A ordinary share and one-third of one redeemable warrant;

●	“Warrants” or “Public Warrants” are to the warrants sold in our Initial Public Offering and thereafter in the open market;

●	“we,” “us,” “Company” or “our Company” are to ProCap Acquisition Corp, a Cayman Islands exempted company.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on January 2, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. To date, we have not selected any Business Combination target and our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for a Business Combination target. We have also generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

We may pursue an initial Business Combination target in any business or industry or at any stage of its corporate evolution. Our primary focus, however, is in completing a Business Combination with a target in the financial services sector. Our Management Team has an extensive track record of acquiring attractive assets at disciplined valuations, investing in growth while fostering financial discipline and improving business results. Although our Management assess the risks inherent in a particular target business with which we may combine, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We believe that the experience and capabilities of our Management Team makes us an attractive partner to potential target businesses, will enhance our ability to complete a successful Business Combination, and will bring value to the business post-Business Combination. Our Management Team has broad sector knowledge though their collective involvement across a variety of industries, as well as extensive global capital markets experience, with local and cross-border capabilities allowing access to different sectors of the capital markets.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On May 22, 2025, we consummated our Initial Public Offering of 25,000,000 units including the partial exercise by the Underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds to us of $250,000,000. Each Unit consists of one Class A ordinary share and one-third of one public warrant.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 430,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to our Sponsor, generating gross proceeds of $4,300,000 (the “Private Placement”). Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

A total of $250,000,000, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account (the “Trust Account”) maintained by Odyssey Transfer and Trust Company, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Anthony Pompliano, our Chief Executive Officer, and Catalina Abbey, our Chief Financial Officer. In addition, our Management Team is aided by Brent Saunders (our “Special Advisor”). We must complete our initial Business Combination by May 22, 2027, which is 24 months from the closing of our Initial Public Offering, unless we decide to pursue an amendment to our Amended and Restated Charter in order to extend the Combination Period. If our initial Business Combination is not consummated by the end of our Combination Period (as extended, if it has been extended), then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account, as described further herein.

We may seek to extend the Combination Period, consistent with applicable laws, regulations and stock exchange rules, by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, explore transactions under which it would sell its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Prior SPAC Experience

Below is the SPAC Business Combination in which our Special Advisor has participated, along with certain other information:

SPAC (Vesper Healthcare Acquisition Corp), Target (The Beauty Health Company).   SPAC consummated its IPO on October 2, 2020 of 46,000,000 units, with each unit consisting of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share exercisable at $11.50 per share, generating gross proceeds of $460.0 million. No extension of SPAC term. Approximately 5.8% redemptions in connection with the business combination. The Beauty Health Company trades on the Nasdaq Capital Market under the symbol “SKIN”, and the price of the common stock has ranged from $1.12 to $29.49 following consummation of the business combination, with a closing price of $1.77 on January 8, 2025.

However, in recent years, a number of target businesses have underperformed financially post-business combination with a SPAC. As a result, we cannot assure our shareholders that we will properly ascertain or assess all of the significant risk factors associated with a target business or that the price of the shares of the combined entity post-business combination will increase.

Sponsor Information

Our Sponsor is a Delaware limited liability company, which was formed in December 2024 to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. The sole managing member of the Sponsor is Inflection Points, Inc. d/b/a Professional Capital Management. Mr. Pompliano serves as our Chief Executive Officer and director. Mr. Pompliano controls the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our Company held by our Sponsor. Other than members of our Management Team who are members of our Sponsor, none of the other members of our Sponsor will participate in our Company’s activities.

Because our Sponsor acquired the Founder Shares at a nominal price ($0.004 per share), our Public Shareholders incurred immediate and substantial dilution upon the closing of the Initial public Offering, assuming no value is ascribed to the warrants included in the Units. Further, the Class A ordinary shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. Additionally, our Public Shareholders may have experienced dilution from the 430,000 Private Placement Units purchased by our Sponsor in the Private Placement, as well as conversion of any working capital loans into equity, if elected by the Sponsor or by another person or entity who made such working capital loans.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Units issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued (on an as-converted basis), in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. Our Public Shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion.

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, the cashless exercise of the Private Placement Units would further increase the dilution to our Public Shareholders.

In order to facilitate our initial Business Combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. Except in certain limited circumstances, no member of the Sponsor may transfer all or any portion of its membership units in the Sponsor. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the Founder Shares and Private Placement Units, as summarized in the IPO Registration Statement on Form S-1. They have also agreed to certain lock-up restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Units and Class A ordinary shares underlying the Private Placement Units. Further, the Sponsor membership interests (including the interests held by the non-managing members) are locked up and not transferable because the letter agreement prohibits indirect transfers. They have also waived their rights to distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period.

While there is no current intention to do so, we may approve an amendment or waiver of the Letter Agreement that would allow the Sponsor to directly, or members of our Sponsor to indirectly, transfer Founder Shares and Private Placement Units or membership interests in our Sponsor in a transaction in which the sponsor removes itself as our Sponsor before identifying a Business Combination. As a result, there is a risk that our Sponsor and our officers and directors may divest their ownership or economic interests in our Sponsor, which would likely result in our loss of certain key personnel, including Mr. Pompliano. There can be no assurance that any replacement sponsor or key personnel will successfully identify a Business Combination target for us, or, even if one is so identified, successfully complete such Business Combination.

The securities held by the Sponsor are only be distributed directly to the members of the Sponsor in connection with or following the consummation of our initial Business Combination. Indirect transfers of the securities held by the Sponsor, such as to another member of the Sponsor or their affiliate, a family member or a new member of the Sponsor, may be permitted with the prior consent of Mr. Pompliano, as the controlling member of Inflection Points, Inc. d/b/a Professional Capital Management, which is the sole managing member of our Sponsor, as long as such transfer complies with the applicable transfer restrictions with respect to such securities to the same extent as the party originally subject to such restrictions.

While members of the Sponsor who are not our officers and directors are not a direct party to the Letter Agreement, as a result of their ownership of membership interests in the Sponsor, they are bound by the restrictions set forth above with respect to their allocated Founder Shares, the Private Placement Units and Class A ordinary shares underlying the Private Placement Units (including the restriction on transfer of their membership interests because the Letter Agreement prohibits indirect transfers).

Business Strategy

We believe that there are a range of target businesses that could benefit from our industry knowledge, relationships, capital and public vehicle. Legacy financial firms, including those which make up the largest ETF issuers in the world, have very small online followings. This makes it difficult for these firms to communicate directly to the wealthy self-directed investors they are now targeting. Our strategy is to capitalize on the significant experience, network and reach of Anthony Pompliano, our Chief Executive Officer, along with our directors and Special Advisor to identify and complete our initial Business Combination with a target business that we can introduce to a large and growing customer base and generative much more value in the future. Our focus will be on the financial services sector. While we intend to initially focus on potential opportunities in the United States, we may pursue opportunities internationally.

Our Management Team plans to identify and contact potential target businesses and start to evaluate and pursue a possible Business Combination. In addition, we will communicate the parameters of our search to our network of relationships and transaction sources to help us identify potential target businesses. We intend to leverage our team’s collective experience in the financial services industry and capital markets to successfully complete a Business Combination, and then continue to support our target business with our industry relationships, insights and regulatory knowledge, financial expertise and capital resources.

Competitive Strengths

We believe that our Management Team is well positioned to identify attractive target businesses within the financial technology industry and to facilitate a successful Business Combination for the following reasons:

●	Experience recognizing key trends in the financial services industry: Mr. Pompliano has a unique mix of legacy finance legitimacy (managed money on behalf of public pensions/foundations/endowments and appears as a regular guest on CNBC/Bloomberg) and a large social media following (1.6 million Twitter followers, 558,000 YouTube subscribers, 260,000 newsletter subscribers). We believe this positions Mr. Pompliano well to disrupt the traditional financial market with social media and awareness of key, emerging trends in the financial sector.

●	Experience identifying strong Management Teams: With key members of our team having had significant senior executive roles at both public and private companies, we believe we have an ability to identify the characteristics of successful business leaders, and effective in engaging with these Management Teams. In addition, key members of our team have more recently been investing in many founder-led businesses.

●	History of operating experience: The members of our team are seasoned operators having held executive level roles in various companies. We have experience in developing and executing strategy, building and retaining teams, and executing mergers, acquisitions and Business Combinations among other activities.

●	Deep network and connections to company founders: Our team has many connections to company founders and business leaders across sectors within the financial services industry. We have invested in many companies, served on many boards and have worked with many influential founders and senior Management Teams within the financial services industry, and specifically the sectors we intend to initially focus on.

●	Prior SPAC Experience: Our Special Advisor, Brent Saunders, was the CEO and Chairman of Vesper Healthcare Acquisition Corp. which completed its Business Combination with The Beauty Health Company (NASDAQ: SKIN) in May 2021. The transaction raised approximately $780 million of capital through a combination of trust retention and common equity PIPE.

Investment Criteria

We intend to leverage the extensive network and experience of our Management Team in identifying a suitable target within the financial services industry and structuring a Business Combination that is attractive to both the target and our Public Shareholders. We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Clear and Sustainable Competitive Advantages: We intend to target businesses that differentiate themselves from their peers in ways that are difficult to replicate and have clear competitive advantages.

●	High Growth Potential and Cash Flow: We intend to seek businesses that are well positioned to grow in their respective markets and which have clear plans on how to leverage additional capital to accelerate growth. We expect to target businesses that have had, or expect to have, strong cash flow generation.

●	Experienced Management Teams: We intend to seek to target businesses that have strong, experienced Management Teams who we believe may benefit from our financial, managerial and investment expertise as well as our extensive industry networks and insights. We believe that identifying such Management Teams is particularly important given our target industry.

●	Attractive Valuations: We intend to only evaluate a business that, based on our due diligence and industry experience, represents an attractive valuation relative to publicly listed companies with similar characteristics or in similar industry segments.

●	Will Benefit from Being a Public Company: We intend to pursue a business that will benefit from being a public company, including potentially having broader access to capital and a public currency for acquisitions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant. We may decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the target and its industry which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another Business Combination.

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting fee and taxes payable on the interest earned on the Trust Account, if any) (the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target Management Team or shareholders or for other reasons, but we will only complete such Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test described above. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Units after the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, executive officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, the Founder Shares and Private Placement Units may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Charter provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPACs with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the Underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination, as of December 31, 2025, in the amount of $256,108,053 (not including amounts held outside of the Trust Account for working capital), before payment of $11,250,000 of the deferred underwriting fees and taxes payable, if any, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that we believe will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

Potential Additional Financings

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report or the prospectus of our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, Special Advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors or our Special Advisor, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or our Special Advisor. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made in connection with our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of the Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers and Special Advisor and any of their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or Special Advisor or any of their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, directors, officers or Special Advisor or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers and Special Advisor and any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination in circumstances that may not otherwise have been possible. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, and Special Advisor and any of their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers or Special Advisor or any of their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers or Special Advisor or any of their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers and Special Advisor and any of their affiliates will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and are restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers and Special Advisor and any of their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers or Special Advisor or any of their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers or Special Advisor or any of their affiliates may purchase shares, rights or warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers or Special Advisor or any of their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers or Special Advisor or any of their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, directors, officers or Special Advisor or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers or Special Advisor or any of their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, officers or Special Advisor or any of their affiliates;

o	the impact, if any, of the purchases by our Sponsor, directors, officers or Special Advisor or any of their affiliates on the likelihood that the Business Combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, directors, officers or Special Advisor or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers or Special Advisor or any of their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the amount in the Trust Account was $256,108,053, or approximately $10.24 per Public Share (before taxes payable, if any). The per share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred underwriting fee we will pay to the Underwriters of the Initial Public Offering.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares they may hold in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our Amended and Restated Charter and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, if all issued and outstanding shares are voted on a resolution to approve our initial Business Combination, in addition to our Initial Shareholders’ Founder Shares, if we would require an Ordinary Resolution, we would need 9,160,001 Public Shares, or 36.64% of the 25,000,000 Public Shares issued and outstanding as of the date of this Report, and if we would require a Special Resolution of two-thirds of our Ordinary Shares voted at the meeting, we would need 14,440,001    Public Shares, or 57.76% of the 25,000,000 Public Shares issued and outstanding as of the date of this Report, to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any Class A ordinary shares. If our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our Amended and Restated Charter, vote their ordinary shares, regardless of whether such vote pertains to an Ordinary Resolution or a Special Resolution of two-thirds of our Ordinary Shares voted at the meeting, we would not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. In addition, prior to the closing of our initial Business Combination, only holders of our Class B ordinary shares (i) have the right to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC (“Deposit/Withdrawal At Custodian”) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shareholder’s Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we are limiting the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we are not restricting our shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period, as it may be extended.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we will have only the duration of the Combination Period, as it may be extended, to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period, as it may be extended.

Our Sponsor, officers and directors have entered into a Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted Combination Period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Charter (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,069,737   of proceeds held outside the Trust Account, as of December 31, 2025, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be the redemption price (the “Redemption Price”). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. MaloneBailey, LLP, our independent registered public accounting firm, and the underwriters of the Initial Public Offering did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share, and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the rust Account, if less than $10.00 per Public Share, due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company.

Therefore, we cannot assure our shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share, due to reductions in the value of the trust assets, in each case less income taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share Redemption Price will not be less than $10.00 per Public Share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access up to approximately $1,575,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $10.00 per Public Share, to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Mr. Pompliano and Ms. Abbey. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking (being January 6, 2025), no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination within the Combination Period;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

●	our officers and directors may have difficulty allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the Underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters of the Initial Public Offering are entitled to receive the deferred underwriting fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”). While our Sponsor is a limited liability company formed in Delaware and is not controlled by, nor does it have substantial ties with, a non-U.S. person, it has two passive minority members that are from exempted foreign states and one passive minority member from the United Arab Emirates. Investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination; and

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result of such transfer, we could receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before May 22, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Charter. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by May 22, 2027. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on May 20, 2025 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Charter, we have until May 22, 2027 to consummate our initial Business Combination. However, under the Nasdaq Rules, if a SPAC does not meet the Nasdaq 36-Month Requirement, the SPAC will be subject to a suspension of trading and delisting from Nasdaq.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirements, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement. Accordingly, were we to amend our Amended and Restated Charter to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to May 20, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A ordinary shares would be deemed “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and one-half of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $250,000,000   was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.24 per Public Share as of December 31, 2025 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not as yet identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include, among others, the (i) Underwriting Agreement, (ii) Letter Agreement, (iii) Registration Rights Agreement, (iii) Private Placement Units Purchase Agreement and (iv) Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the Underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold, except to permitted transferees, prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities. In no event, however, will the Letter Agreement be amended to enable the Sponsor, officers or directors to redeem any of their Founder Shares from the aggregate amount then on deposit in the Trust Account.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 600 Lexington Ave, Floor 2, New York, NY 10022, and our telephone number is (305) 938-0912. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “PCAPU”, “PCAP” and “PCAPW”, respectively. Our Units commenced public trading on May 21, 2025, and our Public Shares and Public Warrants commenced separate public trading on July 11, 2025.

(b)	Holders

On March 12, 2026, there was one (1) holder of record of our Units, one (1) holder of record of our Class A ordinary shares, one (1) holder of record of our Class B ordinary shares, and one (1) holders of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends following completion of our initial Business Combination will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends following completion of our initial Business Combination may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

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

(g)	Use of Proceeds from the Initial Public Offering

On May 22, 2025, we consummated our Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the Underwriters of their overallotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant, with each whole Warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $250,000,000. Simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 430,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to our Sponsor, generating gross proceeds of $4,300,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Following the closing of our Initial Public Offering on May 22, 2025, a total of $250,000,000 (which amount includes $11,250,000 of the deferred underwriting fee) was placed in a U.S.-based Trust Account maintained by Odyssey Transfer and Trust Company, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The Company may, at any time (based on Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 2, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 2, 2025 (inception) through December 31, 2025, we had net income of $5,659,179, which consisted of interest earned on cash held in Trust Account of $6,108,053 and a change in the fair value of the over-allotment option liability of $21,211, offset by general and administrative costs of $470,085.

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

For the period from January 2, 2025 (inception) through December 31, 2025, cash used in operating activities was $486,104. The net income of $5,659,179 was affected by the following non-cash and working capital items: interest income of $6,108,053 on cash held in the Trust Account, a $35,000 adjustment to accrued offering costs, and a $21,211 change in the fair value of the over-allotment option liability. These were partially offset by $80,895 in general and administrative expenses paid through the promissory note – related party. Additionally, changes in operating assets and liabilities used $61,914 in cash for operating activities.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of the financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Anthony J. Pompliano III	37	Chief Executive Officer and Director
Catalina Abbey	44	Chief Financial Officer
Michael Gonzalez	37	Independent Director
Lindsey Haswell	48	Independent Director
Ben Buchanan	39	Independent Director

The experience of our directors and executive officers is as follows:

Anthony J. Pompliano III, our Chief Executive Officer and Director of the Board since our formation on January 2, 2025, is the controlling member of Inflection Points, Inc. d/b/a Professional Capital Management, which is the sole managing member of our Sponsor ProCap Acquisition Sponsor, LLC. Mr. Pompliano is the founder and has served as the Chief Executive Officer of Professional Capital Management since January 2022. Professional Capital Management is a global investment firm backed by leading venture capitalists and business executives. The organization leverages a large social media following to create and acquire cash-flow positive businesses. The profits from the operating companies are then invested across the public and private market. Prior to founding Professional Capital Management, he has been an entrepreneur and private investor for more than 14 years, having invested in more than 200 companies.

Mr. Pompliano currently hosts podcasts in business and investing on “The Pomp Podcast,” while also writing a daily letter to 260,000+ investors each morning. Mr. Pompliano was a co-founder and managing partner at Full Tilt Capital from 2016 until it was acquired by Morgan Creek Digital Assets in 2018. Mr. Pompliano was a co-founder and managing partner of Morgan Creek Digital Assets from 2018 to 2020.

Prior to his investment career, Mr. Pompliano ran product and growth teams at Facebook, and served as a sergeant in the US Army. Mr. Pompliano graduated from Bucknell University with a degree in economics.

Catalina Abbey, our Chief Financial Officer, has served as Chief Financial Officer since February 2025. She has been the chief financial officer of APFO Inc. — Family Office and Professional Capital Management since October 2022. During 2025, Ms. Abbey acted as Interim CFO for ProCap BTC, LLC and ProCap Financial, Inc. during the de-SPAC transaction with Columbus Circle Capital Corp I. With 15 years of experience, Ms. Abbey specializes in evaluating, structuring, and executing mergers and acquisitions, supporting investment decisions, and driving financial operations. Before assuming her current role, Ms. Abbey served as the Director of Finance at Grant Cardone Enterprises from October 2020 to October 2022. She also held the role of Director at Invoke LLC from February 2019 to October 2022, and served as Senior Vice President of Finance for the U.S. and Europe at VVIG, Inc. from May 2015 to May 2019. Additionally, she worked as the Financial Executive for the U.S. and Latin America at Envirotek Realty Group from August 2013 to May 2015. Ms. Abbey has also served as Executive Director for the Colombia chapter and as a member of the Board of Directors for Ronald McDonald House Charities, while also supporting the financial development of 8 Latin American chapters as a Finance Strategist from January 2011 to November 2013. Furthermore, she served as Head of Finance at Bedigital Inc. from March 2010 to December 2011.

Ms. Abbey holds a Bachelor’s degree in Business Administration from CESA School of Business, a Master’s degree in Business Administration from Heriot-Watt University — Edinburgh Business School, and a Master’s degree in Accounting from Southern New Hampshire University. Other certifications held by Ms. Abbey include Certified Management Accountant (CMA) and Certified in Strategy and Competitive Accounting (CSCA) designations.

Michael Gonzalez has served as an independent director since May 2025. Since February 2025, Mr. Gonzalez has served as Senior Advisor to the U.S. Office of Personnel Management. In May 2025, Mr. Gonzalez founded CFO AI, Inc., a private technology company. From December 2023 to December 2024, Mr. Gonzalez served as the Director of Product Management, Office of CFO for Paylocity (NASDAQ: PCTY), following its acquisition of TraceHQ. From 2017 to December 2023, Mr. Gonzalez served as the co-founder and CEO of TraceHQ.com, a workforce planning product. From 2017 to 2019, Mr. Gonzalez served as a consulting CFO for Lattice, an artificial intelligence powered human resources platform. Prior to that, he served as Vice President of Finance & Strategy at Zenefits from 2015 to 2017. Mr. Gonzalez earned a degree in Business, Finance from Indiana University.

Lindsey Haswell has served as an independent director since May 2025. Since February 2023, Ms. Haswell has served as the Chief Legal and Administrative Officer of MoonPay, a web3 and crypto payments company. Ms. Haswell also serves as a member of Blackrock’s iShares Delaware Trust Sponsor LLC Board of Directors and Audit Committee, which includes $IBIT, $ETHA, $GSG, $IAU, $IAUM, and $SLV. Prior to joining MoonPay, Ms. Haswell served as the Chief Legal and Administrative Officer of Blockchain.com, a crypto-asset firm, from May 2021 to February 2023. Since July 2022, Ms. Haswell has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. From September 2018 to May 2021, Ms. Haswell served as the Chief Legal and Administrative Officer of mobility company Lime, and was a founding member of Uber’s Legal Team, on which she served from January 2015 to November 2017. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

Ben Buchanan has served as an independent director since May 2025. Since January 2025, Mr. Buchanan has served as the Chief Executive Officer of All Current, a provider of electrical solutions. From September 2019 to July 2022, Mr. Buchanan served as Chief Financial Officer for LindFast Solutions Group, the leading master distributor of fasteners in North America. Mr. Buchanan then served as Executive Vice President and Chief Operating Officer of LindFast Solutions Group from July 2022 to October 2024. Prior to his time at LindFast Solutions Group, Mr. Buchanan served as the Chief Financial Officer of US Greenfiber, a cellulose insulation manufacturer, from July 2018 to August 2019. Additionally, Mr. Buchanan has served on the board of directors of Argus Monitoring Solutions since February 2022. Mr. Buchanan earned a degree in Economics from Samford University and an MBA from the University of Kentucky.

Our Advisor

Brenton L. Saunders is serving as a Special Advisor to the Company. Mr. Saunders has served on the board of directors of TBHC since May 4, 2021 and currently serves as its chairman of the board. Mr. Saunders briefly served as Interim Chief Executive Officer of TBHC in January and February 2022, and as TBHC’s executive chairman of the board of directors for the fiscal year of 2022 until March 2023. Mr. Saunders has over 25 years of experience in various aspects of healthcare and has been in leadership roles at several prominent global pharmaceutical and healthcare companies. Until May 2020, when it was acquired by AbbVie Inc. in a transaction valued at approximately $63 billion, Mr. Saunders served as Chairman, President and Chief Executive Officer of Allergan plc (“Allergan”), an American, Irish-domiciled pharmaceutical company. His role as president and chief executive officer of Allergan began in July 2014 and his added role of chairman began in October 2016. Mr. Saunders’ first role as an executive officer in the pharmaceuticals and healthcare sectors began in 2003, as a member of the executive Management Team at Schering-Plough Corporation (“Schering-Plough”), where he held several key roles, including president of the company’s Global Consumer Health Care division. While at Schering-Plough, Mr. Saunders led the integrations of the company’s $14 billion acquisition of Organon Biosciences N.V. in 2007 as well as the merger between Schering-Plough and Merck & Co., Inc. in 2009. From March 2010 until August 2013, Mr. Saunders served as Chief Executive Officer of Bausch + Lomb Corporation, a leading global eye health company, until its acquisition by Valeant Pharmaceuticals, Inc. in 2013. He then became the Chief Executive Officer of Forest Laboratories Inc., a role he held until the company’s merger with Actavis plc (“Actavis”) in 2014. Following the merger with Actavis, Mr. Saunders was named Chief Executive Officer of the combined business. In 2015, he led Actavis’ acquisition of Allergan, renaming the post-combination company Allergan Plc.

Before joining Schering-Plough in 2003, Mr. Saunders was a Partner and Head of Compliance Business Advisory at PricewaterhouseCoopers LLP, an international professional services company. Prior to that, he was Chief Risk Officer at Coventry Health Care, Inc., a health insurance company, and Senior Vice President, Compliance, Legal and Regulatory at Home Care Corporation of America, a healthcare service provider. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System.

Over the course of his career, Mr. Saunders has overseen over 80 mergers, acquisitions, divestitures and licensing transactions, totaling over $300 billion in value. Notable highlights from Mr. Saunders’ transaction experience include Actavis’ approximately $28 billion acquisition of Forest Laboratories in 2014, Actavis’ $70 billion acquisition of Allergan in 2015 and the $40 billion sale of Allergan’s global generics business to Teva Pharmaceutical Industries Ltd in 2016. Mr. Saunders’ transaction experience also includes the divestiture of Allergan’s medical dermatology business, and the acquisitions of leading companies in the medical aesthetics space such as Kythera, Lifecell, and Zeltiq. Additionally, as of March 2023, Mr. Saunders rejoined Bausch + Lomb Corporation and currently serves as its Chairman and CEO.

Our Special Advisor (i) assists us in sourcing and negotiating with potential Business Combination targets, (ii) provides business insights when we assess potential Business Combination targets and (iii) upon our request, provides business insights as we work to create additional value in the businesses that we acquire. However, our Special Advisor has no written advisory agreement with us. Additionally, our Special Advisor has no other employment or compensation arrangements with us. Moreover, our Special Advisor is not under any fiduciary obligations to us, does not perform board or committee functions, and does not have any voting or decision-making capacity on our behalf. Our Special Advisor is also not be required to devote any specific amount of time to our efforts. Accordingly, if our Special Advisor becomes aware of a Business Combination opportunity which is suitable for any of the entities to which our Special Advisor has fiduciary or contractual obligations (including other blank check companies), our Special Advisor will honor their fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential Business Combination targets or create value in businesses that we may acquire.

Family Relationships

No family relationships exist between any of our directors, executive officers or Special Advisor.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our Public Shares are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Charter relating to these rights of holders of Class B ordinary shares may be amended by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Mr. Gonzalez, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Mr. Buchanan, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Ms. Haswell and Mr. Pompliano, will expire at the third annual general meeting.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Charter.

Committees of the Board of Directors

Our Board of Directors has two standing committees: the Audit Committee and a compensation committee (the “Compensation Committee”). Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

We have established the Audit Committee of the Board of Directors. Mr. Gonzalez, Ms. Haswell, and Mr. Buchanan serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Mr. Gonzalez, Ms. Haswell, and Mr. Buchanan are each independent.

Mr. Buchanan serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our Board of Directors determined that Mr. Buchanan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established the Compensation Committee of our Board of Directors. The members of our Compensation Committee are Ms. Haswell and Mr. Buchanan. Mr. Buchanan serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a Compensation Committee of at least two members, all of whom must be independent. Ms. Haswell and Mr. Buchanan are each independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we would form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mr. Gonzalez, Ms. Haswell, and Mr. Buchanan. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Charter.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

Trading Policies

On March 14, 2026, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On July 2, 2025, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11. Executive Officer and Director Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report.

Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account:

●	Reimbursement for office space, utilities, management, operations, and secretarial and administrative support made available to us by an affiliate of our Sponsor, in an amount equal to $10,000 per month;

●	Our independent directors have received, for their services as a director, an indirect interest in 23,000 Founder Shares through membership interests in our Sponsor, and our Chief Financial Officer has received an indirect interest in 46,000 Founder Shares through membership interests in our Sponsor, and each of our independent directors have acquired additional interests in the sponsor, for a total indirect ownership in the Company of 253,000 Founder Shares for each independent director. None of such persons will have any right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise. Our Chief Executive Officer, through his ownership in the sponsor, has an indirect interest in 3,063,600 Founder Shares, and our Special Advisor, through his ownership in the sponsor, has an indirect interest in 947,600 Founder Shares. Our Chief Executive Officer, as the controlling member of Inflection Points, Inc. d/b/a Professional Capital Management, which is the sole managing member of our Sponsor, has the right to control the Sponsor and participate in the decision regarding the disposal of any security held by the Sponsor;

●	Payment of consulting, success or finder fees to our independent directors, Special Advisor, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent Units of the post-Business Combination entity at a price of $10.00 per Unit at the option of the applicable lender. Such Units would be identical to the Private Placement Units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 12, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 31,680,000 shares of our Ordinary Shares, consisting of (i) 25,430,000 Class A ordinary shares and (ii) 6,250,000 Class B ordinary shares, issued and outstanding as of March 12, 2026, including 25,000,000 Class A ordinary shares subject to possible redemption. On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B ordinary shares have the right to vote on the appointment and removal of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Units as such Private Placement Units are not exercisable within 60 days of the date of this Report.

	Class A ordinary shares		Class B ordinary shares		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares	Percentage of Total Outstanding Ordinary Shares
ProCap Acquisition Sponsor, LLC(2)(3)	430,000	1.69%	6,250,000	100%	21.09%
Anthony Pompliano	430,000	1.69%	6,250,000	100%	21.09%
Catalina Abbey	—	—%	—	—%	—%
Michael Gonzalez	—	—%	—	—%	—%
Lindsey Haswell	—	—%	—	—%	—%
Ben Buchanan	—	—%	—	—%	—%
All officers and directors as a group (Five persons)	430,000	1.69%	6,250,000	100%	21.09%
Other 5% Shareholders
J. Goldman & Co LP(4)	1,595,550	6.27%	—	—%	5.04%
Meteora Capital, LLC(5)	2,220,025	8.73%	—	—%	7.01%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is c/o ProCap Acquisition Corp, 600 Lexington Ave, Floor 2, New York, NY 10022.
(2)	Interests shown consist of (i) Class A ordinary shares, which represent the 430,000 Class A ordinary shares underlying the 430,000 Private Placement Units that Sponsor purchased in the Private Placement, and (ii) Founder Shares, which are classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.
(3)	ProCap Acquisition Sponsor, LLC, our Sponsor, is the record holder of such shares. Mr. Pompliano, through his ownership of Inflection Points, Inc. d/b/a Professional Capital Management, which is the sole managing member of ProCap Acquisition Sponsor, LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. All of our officers and directors and our Special Advisor are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Mr. Pompliano disclaims any beneficial ownership of the securities held by ProCap Acquisition Sponsor, LLC other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	The reported position is according to a Schedule 13G filed with the SEC November 14, 2025 by (i) J. Goldman & Co., L.P. (“JGC”) with respect the shares of the Company beneficially owned by J. Goldman Master Fund, L.P. (“JGMF”) and J. Goldman Enhanced Master Fund, L.P. (“JGEMF”); (ii) J. Goldman Capital Management, Inc. (“JGCM”) with respect to shares of the Company beneficially owned by JGMF and JGEMF; and (iii) Mr. Jay G. Goldman with respect to shares of the Company beneficially owned by JGMF and JGEMF. The address of the principal place of business office of JGC, JGCM and Mr. Goldman is c/o J. Goldman & Co., L.P., 510 Madison Avenue, 26th Floor, New York, NY 10022.
(5)	The reported position is according to a Schedule 13G filed with the SEC on February 6, 2026 by Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) with respect to Class A ordinary shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”). Mr. Vik Mittal serves as the Managing Member of Meteora Capital with respect to the Class A ordinary shares held by the Meteora Funds. The principal business address of Meteora Capital is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of forms filed in the SEC’s EDGAR database, all Section 16(a) requirements applicable to persons who were officers, directors and greater than 10% stockholders during the preceding fiscal year were complied with and satisfied on a timely basis, except for a late Form 3 that was filed on May 22, 2025 for Michael Gonzalez, which disclosed that he had no beneficial ownership of equity securities of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 9, 2025, our Sponsor purchased, and the Company issued to the sponsor, 5,750,000 Class B ordinary shares for paid $25,000, or approximately $0.004 per share, to cover certain Initial Public Offering costs. On May 20, 2025, the Company effected a share recapitalization pursuant to which the Company issued an additional 575,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 6,325,000 founder shares issued and outstanding.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 Units if the Underwriters’ over-allotment option was exercised in full and excluding the Class A ordinary shares underlying the Private Placement Units issued to the sponsor, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. Up to 750,000 of the Founder Shares were to be surrendered for no consideration depending on the extent to which the Underwriters’ over-allotment was exercised. On May 22, 2025, at the closing of the Company’s Initial Public Offering, the Underwriters partially exercised their over-allotment option. The remaining 75,000 Founder Shares were forfeited as of July 6, 2025, the expiration date of the over-allotment option, as it remained unexercised.

Our independent directors received, for their services as a director, an indirect interest in 23,000 Founder Shares through membership interests in our Sponsor, and our Chief Financial Officer received an indirect interest in 46,000 Founder Shares through membership interests in our Sponsor, but none of such persons will have any right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise. Additionally, our Chief Executive Officer, through his ownership in the sponsor, has an indirect interest in 3,063,600 Founder Shares, and our Special Advisor, through his ownership in the sponsor, has an indirect interest in 947,600 Founder Shares. Our Chief Executive Officer, as the controlling member of Inflection Points, Inc. d/b/a Professional Capital Management, which is the sole managing member of our Sponsor, has the right to control the sponsor and participate in the decision regarding the disposal of any security held by the sponsor.

Pursuant to the Private Placement Units Purchase Agreement, our Sponsor purchased an aggregate of 430,000 Private Placement Units at a price of $10.00 per unit for an aggregate purchase price of $4,300,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares underlying these Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, and (ii) will be entitled to registration rights.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, Special Advisor, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Pursuant to the Administrative Services Agreement, commencing on May 20, 2025, through the earlier of consummation of the initial Business Combination and our liquidation, we pay an affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the period from January 2, 2025 (inception) through December 31, 2025, we incurred and paid $70,000 in fees for these services pursuant to the Administrative Services Agreement.

On January 9, 2025, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. This loan was non-interest-bearing and payable on the earlier of December 31, 2025, or the date on which we consummated the Initial Public Offering. We repaid all the outstanding balance of the IPO Promissory Note at the closing of the Initial Public Offering on May 22, 2025. As of December 31, 2025, the IPO Promissory Note had been paid in full and borrowings under the IPO Promissory Note are no longer available.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units of the post Business Combination entity at a price of $10.00 per units at the option of the applicable lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our initial Business Combination will be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Units and (iii) warrants that may be issued upon conversion of working capital loans (and in each case holders of their underlying securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them and any other securities of our Company acquired by them prior to the consummation of our initial Business Combination (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the date the sales for the Initial Public Offering commenced.

Our Sponsor, directors and officers have also entered into the Letter Agreement, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Memorandum (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding Public Shares. These restrictions do not apply to amendments for the purposes of approving, or in conjunction with the consummation of, a Business Combination.

Director Independence

Nasdaq rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board has determined that Mr. Buchanan, Mr. Gonzalez, and Ms. Haswell are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of MaloneBailey, LLP (“Malone”), acts as our independent registered public accounting firm. The following is a summary of fees paid to Malone for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Malone in connection with regulatory filings. The aggregate fees of Malone for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 2, 2025 (inception) through December 31, 2025 totaled approximately $154,505. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Malone for any audit-related fees for the period from January 2, 2025 (inception) through December 31, 2025,

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Malone for tax services, planning or advice for the period from January 2, 2025 (inception) through December 31, 2025,

All Other Fees

All other fees consist of fees billed for all other services.  We did not pay Malone for any other services for the period from January 2, 2025 (inception) through December 31, 2025,

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

PROCAP ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

ProCap Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ProCap Acquisition Corp ( the “Company”) as of December 31, 2025 and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from January 2, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the period from January 2, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2025.

Houston, Texas

March 16, 2026

PROCAP ACQUISITION CORP

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash	$1,069,737
Prepaid expenses	124,358
Total current assets	1,194,095
Cash held in Trust Account	256,108,053
Total Assets	$257,302,148

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000
Accrued expenses	17,444
Promissory note – related party	23,345
Total current liabilities	115,789
Deferred underwriting fee	11,250,000
Total Liabilities	11,365,789

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value of $10.24 per share	256,108,053

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	43
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(10,172,362)
Total Shareholders’ Deficit	(10,171,694)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$257,302,148

The accompanying notes are an integral part of the financial statements.

PROCAP ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$470,085
Loss from Operations	(470,085)

Other income:
Change in fair value of over-allotment option liability	21,211
Interest earned on cash held in Trust Account	6,108,053
Total other income	6,129,264

Net income	$5,659,179

Basic weighted average shares outstanding of Class A ordinary shares subject to possible redemption	15,358,127
Basic net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.26
Diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	15,358,127
Diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.26
Basic weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption	6,118,843
Basic net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.26
Diluted weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption	6,393,636
Diluted net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.26

The accompanying notes are an integral part of the financial statements.

PROCAP ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 2, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	6,325,000	633	24,367	—	25,000

Sale of Private Placement Units	430,000	43	—	—	4,299,957	—	4,300,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,816,667	—	1,816,667

Allocated value of transaction costs to Private Placement Units, Public Warrants and Over-allotment option	—	—	—	—	(112,795)	—	(112,795)

Forfeiture of Founder Shares	—	—	(75,000)	(8)	8	—	—

Accretion for Class A ordinary shares to redemption value	—	—	—	—	(6,028,204)	(15,831,541)	(21,859,745)

Net income	—	—	—	—	—	5,659,179	5,659,179

Balance – December 31, 2025	430,000	$43	6,250,000	$625	$—	$(10,172,362)	$(10,171,694)

(1)	Included up to 75,000 Class B ordinary shares that were subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters. The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 5).

The accompanying notes are an integral part of the financial statements.

PROCAP ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$5,659,179
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	80,895
Interest earned on cash held in Trust Account	(6,108,053)
Change in fair value of over-allotment option liability	(21,211)
Adjustment to accrued offering costs	(35,000)
Changes in operating assets and liabilities:
Prepaid expenses	(79,358)
Accrued expenses	17,444
Net cash used in operating activities	(486,104)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	247,800,000
Proceeds from sale of Private Placement Units	4,300,000
Repayment of promissory note – related party	(200,659)
Payment of offering costs	(343,500)
Net cash provided by financing activities	251,555,841

Net Change in Cash	1,069,737
Cash – Beginning of period	—
Cash – End of period	$1,069,737

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$110,000
Deferred offering costs paid through promissory note - related party	$123,109
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Prepaid services paid by Sponsor through the promissory note – related party	$20,000
Accretion of Class A ordinary shares to redemption value	$21,859,745
Deferred underwriting fee payable	$11,250,000
Forfeiture of Founder Shares	$8

The accompanying notes are an integral part of the financial statements.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from January 2, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

DECEMBER 31, 2025

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

Liquidity and Capital Resources

On May 22, 2025, the Company consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 430,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $4,300,000. An amount of $1,523,391 was placed in an operating account to satisfy working capital requirements. As of December 31, 2025, the Company had cash of $1,069,737 and working capital of $1,078,306.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” while there was substantial doubt previously, due to the cash on hand and working capital described above, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. The Company has 24 months to complete the initial Business Combination from the date of the Initial Public Offering or until May 22, 2027. Management has determined that upon the receipt of the proceeds from the Initial Public Offering (see Note 3), the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses and other income during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,069,737 in cash and no cash equivalents as of December 31, 2025.

Cash Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $256,108,053, were held in interest bearing demand deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 75,000 ordinary shares that were forfeited on July 6, 2025 as the over-allotment option was not exercised by the underwriters (see Note 5). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company for the periods presented.

	For the period from January 2, 2025 (Inception) through December 31, 2025
	Class A – redeemable	Class A and Class B non-redeemable
Basic net income per ordinary share
Numerator:
Allocation of net income	$4,046,865	$1,612,314
Denominator:
Basic weighted average ordinary shares outstanding	15,358,127	6,118,843
Basic net income per ordinary share	$0.26	$0.26

	For the period from January 2, 2025 (Inception) through December 31, 2025
	Class A – redeemable	Class A and Class B non-redeemable
Diluted net income per ordinary share
Numerator:
Allocation of net income	$3,995,740	$1,663,439
Denominator:
Diluted weighted average ordinary shares outstanding	15,358,127	6,393,636
Diluted net income per ordinary share	$0.26	$0.26

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On May 22, 2025, at the closing of the Company’s Initial Public Offering, the underwriters partially exercised their over-allotment option. There was no remaining over-allotment liability as of December 31, 2025 as the remaining portion of the over-allotment option expired unexercised on July 6, 2025 (see Note 5).

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(1,816,667)
Proceeds allocated to over-allotment option	(21,211)
Class A ordinary shares issuance costs	(13,913,814)
Plus:
Initial measurement of carrying value to redemption value	15,751,692
Remeasurement of carrying value to redemption value	6,108,053
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$256,108,053

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of December 31, 2025, the Company had an outstanding borrowing of $23,345 under the promissory note, which is now due on demand. Borrowings under the note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on May 20, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, management, operations, and secretarial and administrative support services. For the period from January 2, 2025 (inception) through December 31, 2025, the Company incurred and paid $70,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025, no such Working Capital Loans were outstanding.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The underwriters were entitled to a cash underwriting discount of $2,200,000 (regardless of whether the underwriters’ over-allotment option is exercised in full), which was paid at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of $11,250,000 (4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account), payable upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement, but $0.10 per unit of such $0.45 per unit shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination and $0.05 per unit of such $0.45 per unit shall be allocable by the Company.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 430,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants — As of December 31, 2025, there were 8,476,666 Warrants outstanding, including 8,333,333 Public Warrants and 143,333 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

DECEMBER 31, 2025

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

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Cash held in Trust Account	1	$256,108,053
Equity:
Fair value of Public Warrants for ordinary shares subject to possible redemption allocation	3	$1,816,667

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

The fair value of the initial over-allotment option liability was $21,211. During the period from January 2, 2025 (inception) through December 31, 2025, the company recognized other income of $21,211 attributable to the change in the fair value of the over-allotment option liability. As of December 31, 2025 there was no longer an over-allotment liability included in the Company’s balance sheet as the over-allotment option liability expired unexercised on July 6, 2025, the expiration date.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

NOTE 9. SEGMENT INFORMATION

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

The key measures of segment profit or loss reviewed by the CODM are interest on the Cash Held in Trust Account and general and administrative expenses. The CODM reviews interest earned on the Cash Held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The segment measures of profitability are shown in the statements of operations. The measure of segment assets is reported on the balance sheet as total assets.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit Index

Exhibit No.	Description
3.1*	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
4.1*	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.2*	Specimen Ordinary Share Certificate, incorporated by reference to Exhibit 4.2 the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.3*	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4*	Warrant Agreement, dated May 20, 2025, between Odyssey Transfer and Trust Company and the Registrant, incorporated by reference to Exhibit 4.4 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.5**	Description of Securities.
10.1*	Letter Agreement, dated May 20, 2025, between the Registrant, ProCap Acquisition Sponsor, LLC and each of the officer and directors of the Registrant, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.2*	Investment Management Trust Agreement, dated May 20, 2025, between Odyssey Transfer and Trust Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.3*	Form of Registration Rights Agreement, dated May 20, 2025, among the Registrant and ProCap Acquisition Sponsor, LLC, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.4*	Private Placement Unit Purchase Agreement, dated May 20, 2025, between the Registrant and ProCap Acquisition Sponsor, LLC, incorporated by reference to the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.5*	Form of Indemnity Agreement, as incorporated by reference to the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
10.6*	Promissory Note dated January 9, 2025, issued to ProCap Acquisition Sponsor, LLC and the Registrant, incorporated by reference to Exhibit 10.6 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
10.7*	Securities Subscription Agreement dated January 9, 2025, between ProCap Acquisition Sponsor, LLC and the Registrant, incorporated by reference to Exhibit 10.7 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
10.8*	Administrative Services Agreement, dated May 20,2025, between the Registrant and an affiliate of the Registrant, incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
14.1*	Form of Code of Ethics.
19.1**	Insider Trading Policy
21.1**	List of Subsidiaries.
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy, as incorporated by reference to Exhibit 99.1 of the Company’s Form 10-Q, as filed with the SEC on July 3, 2025.
99.1*	Audit Committee Charter.
99.2*	Compensation Committee Charter.
101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

*	Previously filed
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2026	ProCap Acquisition Corp

	By:	/s/ Anthony J. Pompliano
	Name:	Anthony J. Pompliano
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Anthony J. Pompliano	Chief Executive Officer and Director	March 16, 2026
Anthony J. Pompliano	(Principal Executive Officer)

/s/ Catalina Abbey	Chief Financial Officer	March 16, 2026
Catalina Abbey	(Principal Financial and Accounting Officer)

/s/ Michael Gonzalez	Independent Director	March 16, 2026
Michael Gonzalez

/s/ Lindsey Haswell	Independent Director	March 16, 2026
Lindsey Haswell

/s/ Ben Buchanan	Independent Director	March 16, 2026
Ben Buchanan