Form 10-Q
period 2026-03-31
ProCap Acquisition Corp
filed 2026-05-07
CIK 2056634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 7, 2026, there were 25,430,000 Class A Ordinary Shares, $0.0001 par value, and 6,250,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding, including 25,000,000 Class A Ordinary Shares subject to possible redemption.

PROCAP ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Interim Financial Statements	1
	Balance Sheets as of March 31, 2026 and December 31, 2025 (Unaudited)	1
	Statements of Operations for the three months ended March 31, 2026 and for the period from January 2, 2025 (Inception) through March 31, 2025 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2026 and for the period from January 2, 2025 (Inception) through March 31, 2025 (Unaudited)	3
	Statements of Cash Flows for the three months ended March 31, 2026 and for the period from January 2, 2025 (Inception) through March 31, 2025 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Part II.	Other Information	23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Part III.	Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROCAP ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025

Assets:
Current assets
Cash	$886,332	$1,069,737
Prepaid expenses	3,894	124,358
Prepaid insurance	95,000	—
Total current assets	985,226	1,194,095
Long-term prepaid insurance	15,833	—
Cash held in Trust Account	258,266,308	256,108,053
Total Assets	$259,267,367	$257,302,148

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	42,350	17,444
Promissory note – related party	23,345	23,345
Total current liabilities	140,695	115,789
Deferred underwriting fee	11,250,000	11,250,000
Total Liabilities	11,390,695	11,365,789

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value of $10.33 and $10.24 per share as of March 31, 2026 and December 31, 2025, respectively	258,266,308	256,108,053

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	43	43
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	625	625
Additional paid-in capital	—	—
Accumulated deficit	(10,390,304)	(10,172,362)
Total Shareholders’ Deficit	(10,389,636)	(10,171,694)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$259,267,367	$257,302,148

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the period from January 2, 2025 (Inception) Through March 31, 2025
General and administrative costs	$217,942	$70,019
Loss from Operations	(217,942)	(70,019)

Other income:
Interest earned on cash held in Trust Account	2,158,255	—
Total other income	2,158,255	—

Net income (loss)	$1,940,313	$(70,019)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	25,000,000	—
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.06	$—
Basic and diluted weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption(1)(2)	6,680,000	5,500,000
Basic and diluted net income (loss) per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.06	$(0.01)

(1)	On May 20, 2025, the Company effected a share recapitalization pursuant to which the Company issued an additional 575,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 6,325,000 founder shares issued and outstanding. All share and per share data has been retroactively presented (see Note 5 and Note 9).
(2)	Excludes up to 825,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	430,000	$43	6,250,000	$625	$—	$(10,172,362)	$(10,171,694)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,158,255)	(2,158,255)

Net income	—	—	—	—	—	1,940,313	1,940,313

Balance – March 31, 2026	430,000	$43	6,250,000	$625	$—	$(10,390,304)	$(10,389,636)

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 2, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)(2)	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(70,019)	(70,019)

Balance – March 31, 2025	—	$—	6,325,000	$633	$24,367	$(70,019)	$(45,019)

(1)	On May 20, 2025, the Company effected a share recapitalization pursuant to which the Company issued an additional 575,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 6,325,000 founder shares issued and outstanding. All share and per share data has been retroactively presented (see Note 5).
(2)	Includes up to 825,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the period from January 2, 2025 (Inception) Through March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,940,313	$(70,019)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	60,895
Interest earned on cash held in Trust Account	(2,158,255)	—
Changes in operating assets and liabilities:
Prepaid expenses	(769)	—
Prepaid insurance	10,400	—
Accrued expenses	24,906	9,124
Net cash used in operating activities	(183,405)	—

Net Change in Cash	(183,405)	—
Cash – Beginning of period	1,069,737	—
Cash – End of period	$886,332	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$179,209
Deferred offering costs paid through promissory note - related party	$—	$40,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Remeasurement of carrying value to redemption value	$2,158,255	$—

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 2, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 430,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement (the “Private Placement”) to the Company’s sponsor, ProCap Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $4,300,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Liquidity and Capital Resources

On May 22, 2025, the Company consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 430,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a Private Placement to the Sponsor, generating gross proceeds of $4,300,000. An amount of $1,523,391 was placed in an operating account to satisfy working capital requirements. As of March 31, 2026, the Company had cash of $886,332 and working capital of $844,531.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $886,332 and $1,069,737 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $258,266,308 and $256,108,053, respectively, were held in an interest bearing demand deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the period from January 2, 2025 (Inception) through March 31, 2025, weighted average shares were reduced for the effect of an aggregate of 825,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of the three months ended March 31, 2026 and for the period from January 2, 2025 (Inception) through March 31,2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company for the periods presented.

	For the Three Months Ended March 31, 2026		For the period from January 2, 2025 (Inception) through March 31, 2025
	Class A – redeemable	Class A and Class B non-redeemable	Class A – redeemable	Class A and Class B non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,531,181	$409,132	$—	$(70,019)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,000,000	6,680,000	—	5,500,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On May 22, 2025, at the closing of the Company’s Initial Public Offering, the underwriters partially exercised their over-allotment option. There was no remaining over-allotment liability as of December 31, 2025 as the remaining portion of the over-allotment option expired unexercised on July 6, 2025 (see Note 5).

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$256,108,053
Plus:
Remeasurement of carrying value to redemption value	2,158,255
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$258,266,308

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

MARCH 31, 2026

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had an outstanding borrowing of $23,345 under the promissory note, which is now due on demand. Borrowings under the note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on May 20, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, management, operations, and secretarial and administrative support services. For the three months ended March 31, 2026, the Company incurred and paid $30,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 430,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 6,250,000 Class B ordinary shares issued and outstanding.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 8,476,666 Warrants outstanding, including 8,333,333 Public Warrants and 143,333 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

(Unaudited)

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

PROCAP ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash held in Trust Account	1	$258,266,308	$256,108,053

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

The fair value of the initial over-allotment option liability was $21,211. During the period from January 2, 2025 (inception) through December 31, 2025, the company recognized other income of $21,211 attributable to the change in the fair value of the over-allotment option liability. As of December 31, 2025 there was no longer an over-allotment liability included in the Company’s balance sheets as the over-allotment option liability expired unexercised on July 6, 2025, the expiration date.

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

PROCAP ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

The segment measures of profitability are shown in the unaudited statements of operations. The measure of segment assets is reported on the balance sheets as total assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ProCap Acquisition Corp, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ProCap Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and the Audited Financial Statements of ProCap Acquisition Corp. as of December 31, 2025 on Form 10-K as filed with the SEC on March 17, 2026, as well as in conjunction with the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included therein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 2, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,940,313, which consisted of interest earned on cash held in Trust Account of $2,158,255 and offset by general and administrative costs of $217,942.

For the period from January 2, 2025 (Inception) through March 31, 2025, we had a net loss of $70,019, which consisted of general and administrative costs.

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

For the three months ended March 31, 2026, cash used in operating activities was $183,405. The net income of $1,940,313 was affected by interest income of $2,158,255 on cash held in the Trust Account; additionally, changes in operating assets and liabilities provided $34,537 in cash for operating activities.

For the period from January 2, 2025 (inception) through March 31, 2025, cash used in operating activities was $0. The net loss of $70,019 was offset by $60,895 in general and administrative expenses paid through the promissory note – related party and changes in operating assets and liabilities provided $9,124 in cash for operating activities.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management is developing actions to remediate the identified material weakness and as of reporting date, the remediation efforts are in progress and subject to ongoing monitoring by management.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial business combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change. There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the actual or potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider for a Business Combination and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 22, 2025, the Company consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (Nos. 333-286876 and 333-287454) (the “IPO Registration Statement”). The SEC declared the registration statement effective on May 20, 2025.

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

Use of Proceeds

Following the closing of our Initial Public Offering on May 22, 2025, a total of $250,000,000 (which amount includes $11,250,000 of the deferred underwriting fee) was placed in a U.S.-based trust account maintained by Odyssey Transfer and Trust Company, acting as trustee (the “Trust Account”). The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PROCAP ACQUISITION CORP

Date: May 7, 2026	By:	/s/ Anthony J. Pompliano III
	Name:	Anthony J. Pompliano III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Catalina Abbey
	Name:	Catalina Abbey
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)