Form 10-Q
period 2026-06-30
ProCap Acquisition Corp
filed 2026-08-10
CIK 2056634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were 25,430,000 Class A Ordinary Shares, $0.0001 par value, and 6,250,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding, including 25,000,000 Class A Ordinary Shares subject to possible redemption.

PROCAP ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Interim Financial Statements	1
	Balance Sheets as of June 30, 2026 and December 31, 2025 (Unaudited)	1
	Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the period from January 2, 2025 (Inception) through June 30, 2025 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the period from January 2, 2025 (Inception) through June 30, 2025 (Unaudited)	3
	Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the period from January 2, 2025 (Inception) through June 30, 2025 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
Part II.	Other Information	24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Part III.	Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROCAP ACQUISITION CORP

BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025

Assets:
Current assets
Cash	$628,443	$1,069,737
Prepaid expenses	44,813	124,358
Prepaid insurance	87,083	—
Total current assets	760,339	1,194,095
Cash held in Trust Account	260,439,226	256,108,053
Total Assets	$261,199,565	$257,302,148

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	3,549	17,444
Promissory note – related party	23,345	23,345
Total current liabilities	26,894	115,789
Deferred underwriting fee	11,250,000	11,250,000
Total Liabilities	11,276,894	11,365,789

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value of $10.42 and $10.24 per share as of June 30, 2026 and December 31, 2025, respectively	260,439,226	256,108,053

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	43	43
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	625	625
Additional paid-in capital	—	—
Accumulated deficit	(10,517,223)	(10,172,362)
Total Shareholders’ Deficit	(10,516,555)	(10,171,694)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$261,199,565	$257,302,148

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the period from January 2, 2025 (Inception) Through June 30,
	2026	2025	2026	2025

General and administrative costs	$126,919	$133,531	$344,861	$203,550
Loss from Operations	(126,919)	(133,531)	(344,861)	(203,550)

Other income:
Change in fair value of over-allotment option liability	—	14,188	—	14,188
Interest earned on cash held in Trust Account	2,172,918	1,114,608	4,331,173	1,114,608
Total other income	2,172,918	1,128,796	4,331,173	1,128,796

Net income	$2,045,999	$995,265	$3,986,312	$925,246

Basic weighted average shares outstanding of Class A ordinary shares subject to possible redemption	25,000,000	10,833,333	25,000,000	5,446,927
Basic net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.06	$0.06	$0.13	$0.08
Diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	25,000,000	10,833,333	25,000,000	5,446,927
Diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.06	$0.06	$0.13	$0.08
Basic weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption(1)	6,680,000	6,011,333	6,680,000	5,542,011
Basic net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.06	$0.06	$0.13	$0.08
Diluted weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption	6,680,000	6,436,333	6,680,000	6,099,274
Diluted net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.06	$0.06	$0.13	$0.08

(1)	Excludes up to 75,000 Class B ordinary shares that were subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	430,000	$43	6,250,000	$625	$—	$(10,172,362)	$(10,171,694)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,158,255)	(2,158,255)

Net income	—	—	—	—	—	1,940,313	1,940,313
Balance – March 31, 2026	430,000	43	6,250,000	625	—	(10,390,304)	(10,389,636)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,172,918)	(2,172,918)

Net income	—	—	—	—	—	2,045,999	2,045,999
Balance – June 30, 2026	430,000	$43	6,250,000	$625	$—	$(10,517,223)	$(10,516,555)

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 2, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(70,019)	(70,019)
Balance – March 31, 2025	—	$—	6,325,000	$633	$24,367	$(70,019)	$(45,019)

Accretion for Class A ordinary shares to redemption value	—	—	—	—	(6,028,196)	(10,838,104)	(16,866,300)

Sale of Private Placement Units	430,000	43	—	—	4,299,957	—	4,300,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,816,667	—	1,816,667

Allocated value of transaction costs to Private Placement Units, Public Warrants and Over-allotment option	—	—	—	—	(112,795)	—	(112,795)

Net income	—	—	—	—	—	995,265	995,265
Balance – June 30, 2025	430,000	$43	6,325,000	$633	$—	$(9,912,858)	$(9,912,182)

(1)	Includes up to 75,000 Class B ordinary shares that were subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The remaining founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the period from January 2, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income	$3,986,312	$925,246
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	80,895
Interest earned on cash held in Trust Account	(4,331,173)	(1,114,608)
Change in fair value of over-allotment option liability	—	(14,188)
Adjustment to accrued offering costs	—	(35,000)
Changes in operating assets and liabilities:
Prepaid expenses	(41,688)	(79,995)
Prepaid insurance	34,150	—
Accrued expenses	(13,895)	49,178
Net cash used in operating activities	(366,294)	(188,472)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	247,800,000
Proceeds from sale of Private Placement Units	—	4,300,000
Repayment of promissory note	—	(200,659)
Payment of offering costs	(75,000)	(343,500)
Net cash provided by (used in) financing activities	(75,000)	251,555,841

Net Change in Cash	(441,294)	1,367,369
Cash – Beginning of period	1,069,737	—
Cash – End of period	$628,443	$1,367,369

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$110,000
Deferred offering costs paid through promissory note - related party	$—	$123,109
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid services paid by Sponsor through the promissory note – related party	$—	$20,000
Accretion of Class A ordinary shares to redemption value	$4,331,173	$16,866,300
Deferred underwriting fee payable	$—	$11,250,000

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 2, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and income taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

On May 22, 2025, the Company consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 430,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a Private Placement to the Sponsor, generating gross proceeds of $4,300,000. An amount of $1,523,391 was placed in an operating account to satisfy working capital requirements. As of June 30, 2026, the Company had cash of $628,443 and working capital of $733,445.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance withFASB ASC Topic ASC 205-40 (“ASC 205”), “Going Concern,” as of June 30, 2026, the Company has until May 22, 2027, (the “Liquidation Date”) to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial business combination by May 22, 2027. If an initial Business Combination is not consummated by the Liquidation Date, there will be mandatory liquidation and subsequent dissolution.

The Company’s Management has determined that the liquidity condition and mandatory liquidation should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2027.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026. The interim results for the three months ended June 30, 2026 and 2025, for the six months ended June 30, 2026 and for the period from January 2, 2025 (Inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $628,443 and $1,069,737 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $260,439,226 and $256,108,053, respectively, were held in an interest-bearing demand deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

JUNE 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, they have been excluded from the calculation of diluted loss per ordinary share for the periods presented.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic480-10-S99-3 A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the period from January 2, 2025 (Inception) through June 30,
	2026		2025		2026		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,614,583	$431,416	$640,086	$355,179	$3,145,764	$840,548	$458,620	$466,626
Denominator:
Basic weighted average ordinary shares outstanding	25,000,000	6,680,000	10,833,333	6,011,333	25,000,000	6,680,000	5,446,927	5,542,011
Basic net income per ordinary share	$0.06	$0.06	$0.06	$0.06	$0.13	$0.13	$0.08	$0.08

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the period from January 2, 2025 (Inception) through June 30,
	2026		2025		2026		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,614,583	$431,416	$624,334	$370,931	$3,145,764	$840,548	$436,485	$488,761
Denominator:
Diluted weighted average ordinary shares outstanding	25,000,000	6,680,000	10,833,333	6,436,333	25,000,000	6,680,000	5,446,927	6,099,274
Diluted net income per ordinary share	$0.06	$0.06	$0.06	$0.06	$0.13	$0.13	$0.08	$0.08

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

JUNE 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$256,108,053
Plus:
Remeasurement of carrying value to redemption value	4,331,173
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$260,439,226

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

JUNE 30, 2026

(Unaudited)

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had an outstanding borrowing of $23,345 under the promissory note, which is now due on demand. Borrowings under the note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on May 20, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, management, operations, and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three months ended June 30, 2025 and for the period from January 2, 2025 (inception) through June 30, 2025, the Company incurred $10,000 in fees for these services.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement which was signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 430,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Warrants — As of June 30, 2026 and December 31, 2025, there were 8,476,666 Warrants outstanding, including 8,333,333 Public Warrants and 143,333 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

PROCAP ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash held in Trust Account	1	$260,439,226	$256,108,053

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

The fair value of the initial over-allotment option liability was $21,211. During the period from January 2, 2025 (inception) through December 31, 2025, the Company recognized other income of $21,211 attributable to the change in the fair value of the over-allotment option liability. As of December 31, 2025, there was no longer an over-allotment liability included in the Company’s balance sheets as the over-allotment option liability expired unexercised on July 6, 2025, the expiration date.

The fair value of the Public Warrants is $1,816,667, or $0.218 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to volatility, remaining term in years, risk free rate, pre-adjusted value per share and implied market adjustment. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

May 22, 2025
Underlying stock price	$10.72
Exercise price	$11.50
Volatility	5.3%
Remaining term (years)	7.01
Risk-free rate	4.23%
Pre-adjusted value per share	$2.18
Implied market adjustment	10.0%

PROCAP ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

The key measures of segment profit or loss reviewed by the CODM are interest on the Cash Held in Trust Account and general and administrative expenses. The CODM reviews interest earned on the Cash Held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 2, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $2,045,999, which consisted of interest earned on cash held in Trust Account of $2,172,918 and offset by general and administrative costs of $126,919.

For the three months ended June 30, 2025, we had net income of $995,265, which consisted of interest earned on cash held in Trust Account of $1,114,608 and a change in the fair value of the over-allotment option liability of $14,188, offset by general and administrative costs of $133,531.

For the six months ended June 30, 2026, we had net income of $3,986,312, which consisted of interest earned on cash held in Trust Account of $4,331,173 and offset by general and administrative costs of $344,861.

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

For the six months ended June 30, 2026, cash used in operating activities was $366,294. The net income of $3,986,312 was affected by interest income of $4,331,173 on cash held in the Trust Account and changes in operating assets and liabilities used $21,433 in cash for operating activities.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 7, 2026. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Quarterly Report. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part II, Item 5 of our 2025 Annual Report on Form 10-K. There has been no material change in the planned use of the proceeds from the Initial Public Offering and the private placement as described in the registration statement on Form S-1 (Nos. 333-286876 and 333-287454). The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.2	Specimen Ordinary Share Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, dated May 20, 2025, between Odyssey Transfer and Trust Company and the Registrant, incorporated by reference to Exhibit 4.4 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCAP ACQUISITION CORP

Date: August 10, 2026	By:	/s/ Anthony J. Pompliano III
	Name:	Anthony J. Pompliano III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Catalina Abbey
	Name:	Catalina Abbey
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)