Form 10-Q
period 2026-09-30
ProCap Acquisition Corp
filed 2026-11-12
CIK 2056634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 10, 2026, there were 25,430,000 Class A Ordinary Shares, $0.0001 par value, and 6,250,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding, including 25,000,000 Class A Ordinary Shares subject to possible redemption.

PROCAP ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Interim Financial Statements	1
	Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
	Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	2
	Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
Part II.	Other Information	24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Part III.	Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROCAP ACQUISITION CORP

BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)

Assets:
Current assets
Cash	$552,768	$1,069,737
Prepaid expenses	22,406	124,358
Prepaid insurance	63,333	—
Total current assets	638,507	1,194,095
Cash held in Trust Account	262,687,465	256,108,053
Total Assets	$263,325,972	$257,302,148

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	11,156	17,444
Promissory note – related party	23,345	23,345
Total current liabilities	34,501	115,789
Deferred underwriting fee	11,250,000	11,250,000
Total Liabilities	11,284,501	11,365,789

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,000,000 shares at redemption value of $10.51 and $10.24 per share as of September 30, 2026 and December 31, 2025, respectively	262,687,465	256,108,053

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 430,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	43	43
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	625	625
Additional paid-in capital	—	—
Accumulated deficit	(10,646,662)	(10,172,362)
Total Shareholders’ Deficit	(10,645,994)	(10,171,694)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$263,325,972	$257,302,148

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from January 2, 2025 (Inception) Through September 30,
	2026	2025	2026	2025

General and administrative costs	$129,439	$134,400	$474,300	$337,950
Loss from Operations	(129,439)	(134,400)	(474,300)	(337,950)

Other income:
Change in fair value of over-allotment option liability	—	7,023	—	21,211
Interest earned on cash held in Trust Account	2,248,239	2,592,486	6,579,412	3,707,094
Total other income	2,248,239	2,599,509	6,579,412	3,728,305

Net income	$2,118,800	$2,465,109	$6,105,112	$3,390,355

Basic weighted average shares outstanding of Class A ordinary shares subject to possible redemption	25,000,000	25,000,000	25,000,000	12,084,871
Basic net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.07	$0.08	$0.19	$0.19
Diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	25,000,000	25,000,000	25,000,000	12,084,871
Diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.07	$0.08	$0.19	$0.18
Basic weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption(1)	6,680,000	6,680,000	6,680,000	5,928,339
Basic net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.07	$0.08	$0.19	$0.19
Diluted weighted average shares outstanding of Class A and Class B ordinary shares not subject to possible redemption(1)	6,680,000	6,680,000	6,680,000	6,296,421
Diluted net income per ordinary share, Class A and Class B ordinary shares not subject to possible redemption	$0.07	$0.08	$0.19	$0.18

(1)	For the period from January 2, 2025 (Inception) through September 30, 2025, basic weighted average shares exclude up to 825,000 Class B ordinary shares that were subject to forfeiture until May 22, 2025, when the underwriters partially exercised their over-allotment option and 750,000 founder shares were no longer subject to forfeiture, and the remaining 75,000 Class B ordinary shares, which were subject to forfeiture until they were forfeited on July 6, 2025, the expiration date of the over-allotment option (see Note 5).

Diluted weighted average shares include the 750,000 founder shares that were no longer subject to forfeiture as of May 22, 2025, weighted from January 9, 2025, the date the founder shares were issued, resulting in diluted weighted average shares of 6,296,421 compared to basic weighted average shares of 5,928,339 (see Note 2).

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	430,000	$43	6,250,000	$625	$—	$(10,172,362)	$(10,171,694)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,158,255)	(2,158,255)

Net income	—	—	—	—	—	1,940,313	1,940,313
Balance – March 31, 2026	430,000	43	6,250,000	625	—	(10,390,304)	(10,389,636)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,172,918)	(2,172,918)

Net income	—	—	—	—	—	2,045,999	2,045,999
Balance – June 30, 2026	430,000	43	6,250,000	625	—	(10,517,223)	(10,516,555)

Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,248,239)	(2,248,239)

Net income	—	—	—	—	—	2,118,800	2,118,800
Balance – September 30, 2026	430,000	$43	6,250,000	$625	$—	$(10,646,662)	$(10,645,994)

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 2, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (1)	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(70,019)	(70,019)
Balance – March 31, 2025	—	$—	6,325,000	$633	$24,367	$(70,019)	$(45,019)

Remeasurement of carrying value to redemption value	—	—	—	—	(6,028,196)	(10,838,104)	(16,866,300)

Sale of Private Placement Units	430,000	43	—	—	4,299,957	—	4,300,000

Fair Value of Public Warrants at issuance	—	—	—	—	1,816,667	—	1,816,667

Allocated value of transaction costs to Private Placement Units, Public Warrants and Over-allotment option	—	—	—	—	(112,795)	—	(112,795)

Net income	—	—	—	—	—	995,265	995,265
Balance – June 30, 2025	430,000	$43	6,325,000	$633	$—	$(9,912,858)	$(9,912,182)

Forfeiture of Founder Shares	—	—	(75,000)	(8)	8	—	―

Remeasurement of carrying value to redemption value	—	—	—	—	(8)	(2,592,478)	(2,592,486)

Net income	—	—	—	—	—	2,465,109	2,465,109
Balance – September 30, 2025	430,000	$43	6,250,000	$625	$—	$(10,040,227)	$(10,039,559)

(1)	Includes up to 825,000 Class B ordinary shares that were subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On May 22, 2025, the underwriters partially exercised their overallotment option, and as a result, 750,000 founder shares were no longer subject to forfeiture and the remaining 75,000 founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as the over-allotment option remained unexercised (see Note 5).

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the period from January 2, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income	$6,105,112	$3,390,355
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	80,895
Interest earned on cash held in Trust Account	(6,579,412)	(3,707,094)
Change in fair value of over-allotment option liability	—	(21,211)
Adjustment to accrued offering costs	—	(35,000)
Changes in operating assets and liabilities:
Prepaid expenses	(19,281)	(77,991)
Prepaid insurance	57,900	—
Accrued expenses	(6,288)	22,779
Net cash used in operating activities	(441,969)	(347,267)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	247,800,000
Proceeds from sale of Private Placement Units	—	4,300,000
Repayment of promissory note – related party	—	(200,659)
Payment of offering costs	(75,000)	(343,500)
Net cash (used in) provided by financing activities	(75,000)	251,555,841

Net Change in Cash	(516,969)	1,208,574
Cash – Beginning of period	1,069,737	—
Cash – End of period	$552,768	$1,208,574

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$110,000
Deferred offering costs paid through promissory note - related party	$—	$123,109
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Prepaid services paid by Sponsor through the promissory note – related party	$—	$20,000
Remeasurement of carrying value to redemption value	$6,579,412	$19,458,786
Deferred underwriting fee payable	$—	$11,250,000

The accompanying notes are an integral part of these unaudited financial statements.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

ProCap Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 2, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has engaged a financial advisor and placement agents in connection with a proposed Business Combination (see Note 6). The Company has not entered into a definitive agreement with respect to the proposed Business Combination, and there can be no assurance that the proposed Business Combination will be consummated.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 2, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

On May 22, 2025, the Company consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 430,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a Private Placement to the Sponsor, generating gross proceeds of $4,300,000. An amount of $1,523,391 was placed in an operating account to satisfy working capital requirements. As of September 30, 2026, the Company had cash of $552,768 and working capital of $604,006.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic ASC 205-40 (“ASC 205”), “Going Concern,” as of September 30, 2026, the Company has until May 22, 2027, (the “Liquidation Date”) to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial business combination by May 22, 2027. If an initial Business Combination is not consummated by the Liquidation Date, there will be mandatory liquidation and subsequent dissolution. The Company’s Management has determined that the liquidity condition and mandatory liquidation should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window and to address the Company’s liquidity needs by obtaining additional financing from the Sponsor, its affiliates or other parties. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2027, the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026. The interim results for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from January 2, 2025 (Inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $552,768 and $1,069,737 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $262,687,465 and $256,108,053, respectively, were held in an interest-bearing demand deposit account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2026, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). The Company has two classes of shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. Diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented, except for the period from January 2, 2025 (inception) through September 30, 2025, for which diluted weighted average shares include the 750,000 Class B ordinary shares that were no longer subject to forfeiture following the partial exercise of the over-allotment option on May 22, 2025.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the period from January 2, 2025 (Inception) through September 30,
	2026		2025		2026		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,672,033	$446,767	$1,945,320	$519,789	$4,817,797	$1,287,315	$2,274,553	$1,115,802
Denominator:
Basic weighted average ordinary shares outstanding	25,000,000	6,680,000	25,000,000	6,680,000	25,000,000	6,680,000	12,084,871	5,928,339
Basic net income per ordinary share	$0.07	$0.07	$0.08	$0.08	$0.19	$0.19	$0.19	$0.19

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the period from January 2, 2025 (Inception) through September 30,
	2026		2025		2026		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,672,033	$446,767	$1,945,320	$519,789	$4,817,797	$1,287,315	$2,229,006	$1,161,349
Denominator:
Diluted weighted average ordinary shares outstanding	25,000,000	6,680,000	25,000,000	6,680,000	25,000,000	6,680,000	12,084,871	6,296,421
Diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08	$0.19	$0.19	$0.18	$0.18

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On May 22, 2025, at the closing of the Company’s Initial Public Offering, the underwriters partially exercised their over-allotment option. There was no remaining over-allotment liability as of September 30, 2026 and December 31, 2025 as the remaining portion of the over-allotment option expired unexercised on July 6, 2025 (see Note 5).

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

SEPTEMBER 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2025	$256,108,053
Plus:
Remeasurement of carrying value to redemption value	6,579,412
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$262,687,465

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. As an emerging growth company that has elected to use the extended transition period, the Company is required to adopt ASU 2023-09 for annual periods beginning after December 15, 2025, and will first apply it in its Annual Report on Form 10-K for the year ending December 31, 2026. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements and disclosures.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Each Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination within the Completion Window, the Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 430,000 Private Placement Units at a price of $10.00 per unit, or $4,300,000 in the aggregate, in a private placement.

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants included in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 9, 2025, the Sponsor purchased, and the Company issued to the Sponsor, 5,750,000 Class B ordinary shares (“founder shares”) for $25,000, or approximately $0.004 per share. On May 20, 2025, the Company effected a share recapitalization pursuant to which the Company issued an additional 575,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 6,325,000 founder shares issued and outstanding. All share and per share data has been retroactively presented. Up to 825,000 of the founder shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option was exercised. On May 22, 2025, the underwriters partially exercised their over-allotment option, and as a result, 750,000 founder shares were no longer subject to forfeiture. The remaining 75,000 founder shares were forfeited on July 6, 2025, the expiration date of the over-allotment option, as it remained unexercised.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, the Company had an outstanding borrowing of $23,345 under the promissory note, which is now due on demand. The outstanding balance was not repaid at the closing of the Initial Public Offering and is classified as a current liability in the balance sheets. The Company expects to repay the outstanding balance upon the consummation of the initial Business Combination. Borrowings under the note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on May 20, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, management, operations, and secretarial and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the three months ended September 30, 2025 the Company incurred and paid $30,000 in fees for these services. For the period from January 2, 2025 (inception) through September 30, 2025, the Company incurred and paid $40,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the conflicts in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the conflicts in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies.

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the conflicts in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares, Private Placement Units (including the Class A ordinary shares and Private Placement Warrants included therein and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants) and units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement which was signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Financial Advisory Agreement

On August 11, 2026, the Company engaged a financial advisor in connection with the proposed Business Combination. Upon consummation of the Business Combination, the Company will pay the financial advisor a cash success fee of $1,000,000. The Company has also agreed to reimburse the financial advisor for reasonable out-of-pocket expenses. The success fee is contingent upon consummation of the Business Combination; no amounts have been accrued as of September 30, 2026.

Placement Agent Agreement

On August 13, 2026, the Company engaged placement agents in connection with a proposed private placement of securities related to the Business Combination. Upon consummation of the private placement, the Company will pay the placement agents a cash fee equal to 5.0% of the investment proceeds. The Company has also agreed to reimburse the placement agents for reasonable out-of-pocket expenses. The placement fee is contingent upon consummation of the private placement; no amounts have been accrued as of September 30, 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 430,000 Class A ordinary shares issued and outstanding, excluding 25,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 6,250,000 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Units issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, there were 8,476,638 Warrants outstanding, including 7,981,761 Public Warrants and 494,877 Private Placement Warrants. As of December 31, 2025, there were 8,476,666 Warrants outstanding, including 8,333,333 Public Warrants and 143,333 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

PROCAP ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

PROCAP ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash held in Trust Account	1	$262,687,465	$256,108,053

The over-allotment option liability was initially measured at fair value of $21,211 on May 22, 2025 using a Black-Scholes model and was classified within Level 3 of the fair value hierarchy. For the period from January 2, 2025 (inception) through September 30, 2025, the Company recognized other income of $21,211 attributable to the change in the fair value of the over-allotment option liability, and the remaining over-allotment option expired unexercised on July 6, 2025. There was no over-allotment option liability as of September 30, 2026 or December 31, 2025. The Public Warrants were initially measured at a fair value of $1,816,667, or $0.218 per Public Warrant, on May 22, 2025 using a Monte Carlo Simulation Model (Level 3); the Public Warrants are classified within shareholders’ deficit and are not subsequently remeasured.

PROCAP ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income, which is also reported on the statements of operations as net income. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, including interest earned on the Cash Held in Trust Account and general and administrative costs. The CODM reviews interest earned on the Cash Held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. Other segment items included in net income consist of interest earned on cash held in the Trust Account and, for the 2025 periods, the change in fair value of the over-allotment option liability.

The measure of segment profit or loss is net income, as shown in the unaudited statements of operations. The measure of segment assets is reported on the balance sheets as total assets.

The key metrics reviewed by the CODM are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from January 2, 2025 (Inception) Through September 30,
	2026	2025	2026	2025

General and administrative costs	$129,439	$134,400	$474,300	$337,950
Interest earned on cash held in Trust Account	2,248,239	2,592,486	6,579,412	3,707,094
Change in fair value of over-allotment option liability	—	7,023	—	21,211

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and its subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 2, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,118,800, which consisted of interest earned on cash held in Trust Account of $2,248,239 and offset by general and administrative costs of $129,439.

For the three months ended September 30, 2025, we had net income of $2,465,109, which consisted of interest earned on cash held in Trust Account of $2,592,486 and a change in the fair value of the over-allotment option liability of $7,023, offset by general and administrative costs of $134,400.

For the nine months ended September 30, 2026, we had net income of $6,105,112, which consisted of interest earned on cash held in Trust Account of $6,579,412 and offset by general and administrative costs of $474,300.

For the period from January 2, 2025 (inception) through September 30, 2025, we had net income of $3,390,355, which consisted of interest earned on cash held in Trust Account of $3,707,094 and a change in the fair value of the over-allotment option liability of $21,211, offset by general and administrative costs of $337,950.

Liquidity, Capital Resources and Going Concern

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

For the nine months ended September 30, 2026, cash used in operating activities was $441,969. The net income of $6,105,112 was affected by interest income of $6,579,412 on cash held in the Trust Account and changes in operating assets and liabilities provided $32,331 in cash for operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit. The units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering.

As of September 30, 2026, we had cash of $552,768 and working capital of $604,006. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. As of September 30, 2026, we had no borrowings under the Working Capital Loans. We cannot provide any assurance that such financing will be available to us on commercially acceptable terms, if at all. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but would not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we have until May 22, 2027 (the “Liquidation Date”) to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by the Liquidation Date. If an initial Business Combination is not consummated by the Liquidation Date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that our liquidity condition and the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window and to address the Company’s liquidity needs by obtaining additional financing from the Sponsor, its affiliates or other parties. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 22, 2027, the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations or operating lease obligations. We entered into an agreement with an affiliate of the Sponsor, commencing on May 20, 2025 through the earlier of (i) consummation of an initial Business Combination or (ii) our mandatory liquidation to pay an aggregate of $10,000 per month for office space, utilities, management, operations, and secretarial and administrative support services.

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

On August 11, 2026, we engaged a financial advisor in connection with the proposed Business Combination. Upon consummation of the Business Combination, we will pay the financial advisor a cash success fee of $1,000,000. We have also agreed to reimburse the financial advisor for reasonable out-of-pocket expenses.

On August 13, 2026, we engaged placement agents in connection with a proposed private placement of securities related to the Business Combination. Upon consummation of the private placement, we will pay the placement agents a cash fee equal to 5.0% of the investment proceeds. We have also agreed to reimburse the placement agents for reasonable out-of-pocket expenses.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 17, 2026, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 7, 2026, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 10, 2026. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.2	Specimen Ordinary Share Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Form S-1, as filed with the SEC on April 30, 2025.
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, dated May 20, 2025, between Odyssey Transfer and Trust Company and the Registrant, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the SEC on May 27, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCAP ACQUISITION CORP

Date: November 12, 2026	By:	/s/ Anthony J. Pompliano III
	Name:	Anthony J. Pompliano III
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Catalina Abbey
	Name:	Catalina Abbey
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)